Form 10-Q
period 1998-09-30
CORECOMM LTD
filed 1998-11-16
CIK 1064724

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


Commission File No.   0-24521


                                CORECOMM LIMITED
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Bermuda                                     Not Applicable
------------------------------------        ------------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)

           Cedar House                      Assistant Secretary CoreComm Limited
        41 Cedar Avenue                             110 East 59th Street
     Hamilton, HM 12, Bermuda                        New York, NY  10022
         (441) 295-2244                                (212) 906-8485
------------------------------------        ------------------------------------
   (Address, including zip code,             (Name, address, including zip code,
  and telephone number, including              and telephone number, including
     area code of Registrant's                 area code of agent for service)
    principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes   X   No
                                   -----    -----

The number of shares outstanding of the issuer's common stock as of September 30, 1998 was 13,198,336.

                        CoreComm Limited and Subsidiaries

                                      Index


PART I.  FINANCIAL INFORMATION                                             Page
------   ---------------------                                             ----

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets -
         September 30, 1998 and March 31, 1998...........................    2

         Condensed Consolidated Statements of Operations -
         For the Period from April 1, 1998 (date operations
         commenced) to September 30, 1998 ...............................    3

         Condensed Consolidated Statement of Shareholders' Equity -
         For the Period from Incorporation to September 30, 1998  .......    4

         Condensed Consolidated Statements of Cash Flows -
         For the Period from April 1, 1998 (date operations
         commenced) to September 30, 1998 ...............................    5

         Notes to Condensed Consolidated Financial Statements ...........    6

Item 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition .............................    9

PART II. OTHER INFORMATION
-------  -----------------

Item 6.  Exhibits and Reports on Form 8-K ...............................   13

SIGNATURES...............................................................   14
----------

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        CoreComm Limited and Subsidiaries

                      Condensed Consolidated Balance Sheets

                                                                    September 30,           March 31,
                                                                        1998                   1998
                                                                   -----------------------------------
                                                                     (Unaudited)           (See Note)
ASSETS
Current assets:
   Cash and cash equivalents                                       $ 152,423,000          $          -
   Accounts receivable-trade, less allowance for
      doubtful accounts of $451,000                                    1,540,000                     -
   Inventory                                                             170,000                     -
   Other                                                                 406,000                     -
                                                                   -----------------------------------
Total current assets                                                 154,539,000                     -

Fixed assets, net                                                      2,923,000                     -
Goodwill, net of accumulated amortization of $120,000                  2,288,000                     -
LMDS license costs                                                    25,366,000            25,241,000
Other                                                                  1,664,000             2,185,000
                                                                   -----------------------------------
                                                                   $ 186,780,000          $ 27,426,000
                                                                   ===================================


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                $     605,000          $          -
   Accrued expenses                                                    1,773,000             5,241,000
   Due to affiliate                                                    8,847,000                     -
   Deferred revenue                                                       13,000                     -
                                                                   -----------------------------------
Total current liabilities                                             11,238,000             5,241,000

Commitments and contingent liabilities

Shareholders' equity:
   Series preferred stock - $.01 par value, authorized
       1,000,000 shares; issued and outstanding none                           -                     -
   Common stock - $.01 par value; authorized 75,000,000 shares;
       issued and outstanding 13,198,000 (September)
       and 1,200,000 shares (March)                                      132,000                12,000
   Additional paid-in capital                                        185,417,000            22,173,000
   Deficit                                                           (10,007,000)                    -
                                                                   -----------------------------------
                                                                     175,542,000            22,185,000
                                                                   -----------------------------------
                                                                   $ 186,780,000          $ 27,426,000
                                                                   ===================================

Note: The balance sheet at March 31, 1998 has been derived from the audited balance sheet at that date.

See accompanying notes.

                        CoreComm Limited and Subsidiaries

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                                                             For the Period
                                                                      The Predecessor         from April 1,       The Predecessor
                                                                          (OCOM)               1998 (date             (OCOM)
                                                  Three Months         Three Months            operations           Nine Months
                                                      Ended                Ended              commenced) to            Ended
                                                  September 30,        September 30,          September 30,         September 30,
                                                      1998                 1997                   1998                 1997
                                                 ----------------------------------          -----------------------------------
REVENUES
Telecommunications                                $  2,457,000        $    815,000           $   3,658,000          $  2,776,000
Telephone equipment and other                           94,000                   -                 154,000                     -
                                                  --------------------------------           -----------------------------------
                                                     2,551,000             815,000               3,812,000             2,776,000
COSTS AND EXPENSES
Cost of telephone equipment sold                        56,000                   -                  71,000                     -
Operating                                            2,050,000             352,000               3,102,000             1,172,000
Selling, general and administrative                  4,874,000           1,512,000               6,291,000             3,962,000
Compensation charge from the
    issuance of stock options                        4,586,000                   -               4,586,000                     -
Depreciation                                           300,000             121,000                 397,000               250,000
Amortization                                            59,000               3,000                 120,000                 8,000
                                                  --------------------------------           -----------------------------------
                                                    11,925,000           1,988,000              14,567,000             5,392,000
                                                  --------------------------------           -----------------------------------
OPERATING (LOSS)                                    (9,374,000)         (1,173,000)            (10,755,000)           (2,616,000)
Other income (expense), net                            748,000                   -                 748,000                (4,000)
                                                  --------------------------------           -----------------------------------

NET (LOSS)                                        $ (8,626,000)       $ (1,173,000)          $ (10,007,000)         $ (2,620,000)
                                                  ================================           ===================================
Basic and diluted net (loss) per share            $       (.65)       $       (.09)          $        (.76)         $       (.20)
                                                  ================================           ===================================

See accompanying notes.

                        CoreComm Limited and Subsidiaries

            Condensed Consolidated Statement of Shareholders' Equity
                                   (Unaudited)



                                                    Common Stock              Additional
                                             -------------------------         Paid-In
                                                 Shares         Par            Capital           (Deficit)
                                             --------------------------------------------------------------
Initial contribution                           1,200,000     $  12,000      $  22,173,000
Capital contributions                         11,998,000       120,000        158,658,000
Issuance of stock options                                                       4,586,000
Net (loss) for the period from
    incorporation to September 30, 1998                                                       $ (10,007,000)
                                             --------------------------------------------------------------
Balance, September 30, 1998                   13,198,000     $ 132,000      $ 185,417,000     $ (10,007,000)
                                             ==============================================================

See accompanying notes.

                        CoreComm Limited and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                            For the period from
                                                            April 1, 1998 (date      The Predecessor
                                                                operations               (OCOM)
                                                               commenced) to        Nine Months Ended
                                                               September 30,          September 30
                                                                   1998                   1997
                                                          --------------------------------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           $   3,340,000          $ (2,405,000)

INVESTING ACTIVITIES
Purchase of fixed assets                                         (1,821,000)             (965,000)
Proceeds from disposals of fixed assets                                   -                 4,000
                                                              -----------------------------------
Net cash (used in) investing activities                          (1,821,000)             (961,000)

FINANCING ACTIVITIES
Capital contributions                                           150,904,000             3,366,000
                                                              -----------------------------------
Net cash provided by financing activities                       150,904,000             3,366,000
                                                              -----------------------------------

Increase in cash and cash equivalents                           152,423,000                     -
Cash and cash equivalents at beginning of period                          -                     -
                                                              -----------------------------------
Cash and cash equivalents at end of period                    $ 152,423,000          $          -
                                                              ===================================

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
Capital contributions of noncash net assets                   $  30,059,000          $          -


See accompanying notes.

                        Corecomm Limited and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


NOTE 1.  BASIS OF PRESENTATION

CoreComm Limited (the "Company"), formerly a wholly-owned subsidiary of Cellular Communications of Puerto Rico, Inc. ("CCPR"), was formed in March 1998 in order to succeed to the businesses and assets that were operated by OCOM Corporation and as an appropriate vehicle to pursue new telecommunications opportunities outside of Puerto Rico and the U.S. Virgin Islands in an entrepreneurial corporate environment. In September 1998, CCPR made a cash contribution to the Company of $150,000,000 and distributed 100% of the outstanding shares of the Company on a one-for-one basis to CCPR's shareholders.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period from April 1, 1998 (date operations commenced) to September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated balance sheet as of March 31, 1998 and footnotes thereto included in the Company's Form 10/A-2.

The Company's competitive local exchange carrier ("CLEC"), cellular long distance, landline long distance and cellular resale businesses were formerly owned and operated by OCOM Corporation ("OCOM"). OCOM is the predecessor business to the Company.

NOTE 2.  RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company has adopted SFAS No. 130, which had no effect on the consolidated financial statements.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. The Company is evaluating the effect of SFAS No. 131 on its financial statements. The Company will adopt SFAS No. 131 for its fiscal year ending December 31, 1998.

                        Corecomm Limited and Subsidiaries

                                   (Unaudited)


NOTE 2.  RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in fiscal years beginning after June 15, 1999. Management does not anticipate that the adoption of the new standard will have a significant effect on earnings or the financial position of the Company.

NOTE 3.  ACQUISITIONS

In April and June 1998, CCPR acquired the stock of Digicom, Inc. and certain operating assets and related liabilities of the Wireless Outlet and OCOM Corporation. CCPR contributed these businesses to the Company. These acquisitions have been accounted for as purchases by CCPR, and, accordingly, the net assets and results of operations of the acquired businesses have been included in the consolidated financial statements from the dates of acquisition. The aggregate purchase price for these acquisitions was cash of $3,787,000 which exceeded the fair value of the net tangible assets acquired by $2,408,000, which is classified as goodwill. The goodwill is being amortized on a straight-line basis over 10 years. The contribution of the assets from CCPR to the Company were accounted for at historical cost in a manner consistent with a transfer of entities under common control which is similar to that used in a "pooling of interests". The Company's financial statements include the results of the contributed companies for all periods owned by CCPR.

The pro forma unaudited consolidated results of operations for the nine months ended September 30, 1998 and 1997 assuming consummation of the acquisitions and receipt of the capital contributions from CCPR as of January 1, 1997 are as follows:

                                                       Nine Months Ended
                                                       September 30, 1998
                                                 ------------------------------

   Total revenue                                 $  7,121,000      $  7,053,000
   Net (loss)                                      (8,094,000)       (1,730,000)
   Basic and diluted net (loss) per share                (.61)             (.13)

NOTE 4.  LMDS LICENSE COSTS

A wholly-owned subsidiary of CCPR, Cortelyou Communications Corp. ("Cortelyou") was the successful bidder, for an aggregate of $25,241,000, for 15 Block A Local Multipoint Distribution Service ("LMDS") licenses in Ohio. LMDS frequencies are expected to be used for the provision of voice, data, video and Internet services to businesses and homes in competition with incumbent local exchange telephone companies and/or cable television operators. The FCC has allocated two blocks of frequencies to be licensed in each of the 493 Basic Trading Areas in the United States and its territories based on an auction that commenced in February 1998 and ended in March 1998. In June 1998, CCPR funded Cortelyou's payment of its bid and the FCC issued the licenses. Costs of $125,000 were incurred in connection with the auction and the license acquisition. CCPR contributed Cortelyou to the Company.

                        Corecomm Limited and Subsidiaries

                                   (Unaudited)


NOTE 5. FIXED ASSETS

Fixed assets at September 30, 1998 consist of:

     Operating equipment                $   288,000
     Computer equipment                   2,134,000
     Other equipment                        885,000
     Construction in progress                 5,000
                                        -----------
                                          3,312,000
     Accumulated depreciation              (389,000)
                                        -----------
                                        $ 2,923,000
                                        ===========

NOTE 6.  COMPENSATION CHARGE

The compensation charge of $4,586,000 in 1998 is a non-cash charge recorded in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," as a one time charge related to the issuance of the Company's stock options to holders of CCPR's stock options in connection with the Company's distribution to CCPR's shareholders.

NOTE 7.  NET LOSS PER COMMON SHARE

The denominator for the basic and diluted net loss per common share computations was 13,195,000 and 13,074,000 for the three months ended September 30, 1998 and 1997, respectively, and 13,187,000 and 13,073,000 for the period from April 1, 1998 (date operations commenced) to September 30, 1998 and the nine months ended September 30, 1997, respectively. These weighted average shares are equivalent to CCPR's historical weighted average shares on a one-for-one basis. The shares issuable upon the exercise of stock options and warrants are excluded from the calculation of net loss per share as their effect would be antidilutive.

NOTE 8.  RELATED PARTY TRANSACTIONS

The Company provides billing and software development services to subsidiaries of CCPR and to NTL Incorporated. Certain officers and directors of the Company are officers and directors of CCPR and of NTL Incorporated. The Company charges an amount in excess of its costs to provide these services. The Company's general and administrative expenses were reduced by $142,000 for the period from April 1, 1998 (date operations commenced) to September 30, 1998 as a result of these charges.

NOTE 9.  COMMITMENTS

As of September 30, 1998, the Company has purchase commitments of $968,000 outstanding.

                        CoreComm Limited and Subsidiaries

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                              RESULTS OF OPERATIONS

The following discussion of the results of operations of the Company includes a comparison to the results of operations of OCOM, the predecessor business to the Company. The Company was formed in March 1998 and did not have any prior operations. Since OCOM represents a significant portion of the Company's current business, the comparison with its historical operating results gives the reader a basis to evaluate the Company's present business. However, the historical results of OCOM may not be indicative of the Company's future results.

THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
----------------------------------------------

The increase in telecommunications revenues to $2,457,000 from $815,000 is primarily due to the acquisition of Wireless Outlet and Digicom in April 1998, which accounted for $1,593,000 of the increase. OCOM's revenues increased to $864,000 from $815,000 as a result of revenues from CLEC local service which commenced in the second quarter of 1998, and landline long distance and cellular service, both of which were introduced in the third quarter of 1997. OCOM's cellular long distance revenue declined to $471,000 from $778,000 as a result of customers switching to other long distance providers. The Company expects this trend in cellular long distance to continue, therefore, it has diversified into other telecommunications resale businesses.

The income from telephone equipment of $38,000 in 1998 is due to the acquisition of Wireless Outlet and Digicom in April 1998, which accounted for $43,000 of the total. OCOM's loss from equipment of $5,000 is the result of sales of cellular and paging equipment below cost, which is typical in this market. OCOM has kept its sales of equipment below cost to a minimum to date. OCOM intends to continue this strategy for the foreseeable future.

Operating costs increased to $2,050,000 from $352,000 primarily due to the acquisitions of Wireless Outlet and Digicom in April 1998, which accounted for $1,387,000 of the increase. Operating costs as a percentage of telecommunications revenues increased to 83.4% from 43.2%. This increase is the result of a reduction in cellular long distance revenues which to date has the highest gross margin of the Company's telecommunications businesses.

Selling, general and administrative expenses increased to $4,874,000 from $1,512,000 as a result of increased selling and marketing costs and increased customer service costs. These increases were offset by a reduction in billing costs due to the implementation of in-house billing in the fourth quarter of 1997.

The compensation charge of $4,586,000 in 1998 is a non-cash charge recorded in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," as a one time charge related to the issuance of the Company's stock options to holders of CCPR's stock options in connection with the Company's distribution to CCPR's shareholders.

Depreciation expense increased to $300,000 from $121,000 as a result of an increase in fixed assets, primarily computer equipment.

                        Corecomm Limited and Subsidiaries


Amortization expense increased to $59,000 from $3,000 due to the amortization of goodwill from the acquisitions in 1998.

Other income, net, increased to $748,000 from zero primarily due to $750,000 of interest income on the Company's cash and cash equivalents.

FOR THE PERIOD FROM APRIL 1, 1998 (DATE OPERATIONS COMMENCED) TO SEPTEMBER 30, 1998 AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
--------------------------------------------------------------------------------

The increase in telecommunications revenues to $3,658,000 from $2,776,000 is primarily due to the acquisition of Wireless Outlet and Digicom in April 1998, which accounted for $2,506,000 of the increase. OCOM's revenues decreased to $1,152,000 from $2,776,000 because OCOM's revenues prior to its acquistion in June 1998 are not included in the 1998 amount.

The income from telephone equipment of $83,000 is primarily due to the acquisition of Wireless Outlet and Digicom in April 1998, which accounted for $85,000 of the total. OCOM's loss from equipment of $2,000 is the result of sales of cellular and paging equipment below cost, which is typical in this market. OCOM has kept its sales of equipment below cost to a minimum to date. OCOM intends to continue this strategy for the foreseeable future.

Operating costs increased to $3,102,000 from $1,172,000 primarily due to the acquisitions of Wireless Outlet and Digicom in April 1998, which accounted for $2,238,000 of the increase. Operating costs as a percentage of telecommunications revenues increased to 84.8% from 42.2%. This increase is the result of a reduction in cellular long distance revenues which to date has the highest gross margin of the Company's telecommunications businesses.

Selling, general and administrative expenses increased to $6,291,000 from $3,962,000 as a result of increased selling and marketing costs and increased customer service costs. These increases were offset by a reduction in billing costs due to the implementation of in-house billing in the fourth quarter of 1997.

The compensation charge of $4,586,000 in 1998 is a non-cash charge recorded in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," as a one time charge related to the issuance of the Company's stock options to holders of CCPR's stock options in connection with the Company's distribution to CCPR's shareholders.

Depreciation expense increased to $397,000 from $250,000 as a result of an increase in fixed assets, primarily computer equipment.

Amortization expense increased to $120,000 from $8,000 due to the amortization of goodwill from the acquisitions in 1998.

Other income (expense), net, increased to income of $748,000 from expense of $4,000 primarily due to $750,000 of interest income on the Company's cash and cash equivalents.

                        Corecomm Limited and Subsidiaries

                         LIQUIDITY AND CAPITAL RESOURCES


The Company will require significant capital resources to develop and expand its existing businesses and licenses, acquire or develop additional telecommunications-related business, and fund near term operating losses. The Company intends to fund its near term capital expenses, operating losses and working capital requirements with cash on hand of $152 million at September 30, 1998. The cash on hand is the result of the $150 million cash capital contribution from CCPR prior to the spin-off in September 1998. Longer term, it is likely that the Company will be required to raise additional debt and/or equity financing to fully implement its goals.

The existing resale businesses will consume capital to acquire new customers and to finance the working capital required to support these new customers. These businesses will also require additional billing, customer service and other back-office infrastructure. These capabilities can be expanded in-house or can be outsourced to reduce up-front capital requirements. To date, the Company's strategy has been to utilize the expertise developed by its management to develop in-house billing and back-office capabilities. In the future, the Company plans to make further appropriate acquisitions and to purchase and build telecommunications facilities which may require significant capital expenditures.

The amount of capital required to construct the LMDS systems is unknown at this time, but is likely to be several times the cost of the licenses. In addition to up-front network construction costs, a significant ongoing capital requirement will be the cost to acquire customer premise equipment to receive and transmit LMDS signals. The network and customer premise equipment costs are unknown because a de facto standard has yet to emerge among the LMDS auction winners and because insufficient orders have been placed with manufacturers who determine likely prices for equipment. As license holders choose equipment manufacturers and one or more equipment standard emerges, prices will become more easily quantifiable.

YEAR 2000

The Company has a comprehensive Year 2000 project designed to identify and assess the risks associated with its information systems, operations and infrastructure, suppliers, and customers that are not Year 2000 compliant, and to develop, implement and test remediation and contingency plans to mitigate these risks. The project comprises four phases: (1) identification of risks, (2) assessment of risks, (3) development of remediation and contingency plans and
(4) implementation and testing.

The Company's assessment is primarily focused on both its information technology ("IT") systems, in particular its billing, provisioning and customer service systems, and the readiness of the third-party facilities-based carriers that the Company depends upon for its resale services. The Company's leased office space and other non-IT equipment which may have embedded technology that may be affected by the year 2000 problem is being separately assessed. The Company has completed the assessment of its financial IT systems, which will require upgrades from vendors at nominal additional cost. The evaluation of the billing, provisioning and customer service IT systems has progressed from assessments to renovation and validation. The Company expects to incur nominal costs to complete the renovation and validation of these systems since they are new systems that were designed to be year 2000 ready. Most of the Company's IT hardware is currently year 2000 ready. The cost of upgrades and purchases of hardware and data communications equipment to complete the implementation of year 2000

                        Corecomm Limited and Subsidiaries


readiness is part of the Company's planned growth and upgrade capital expenditures in 1999 and is not expected to be significantly different than expenditures in previous years. The Company expects to complete the renovation and validation of the billing, provisioning and customer service IT systems and the IT hardware upgrades by June 1999. The evaluation of the readiness of the major third-parties is still in the assessment phase. The Company believes that all of the facilities-based third-parties that it does business with are required to report their year 2000 readiness to state public utility commissions, which will assist the Company in its evaluation of their readiness.

As the Year 2000 project continues, the Company may discover additional problems, may not be able to develop, implement or test remediation or contingency plans, or may find that the costs of these activities exceed current expectations. In many cases, the Company is relying on assurances from suppliers that new and upgraded information systems and other products will be Year 2000 ready. The Company plans to test such third-party systems and products, but cannot be sure that its tests will be adequate or that, if problems are identified, they will be addressed by the supplier in a timely and satisfactory way.

Because the Company uses a variety of information systems and has additional systems embedded in its operations and infrastructure, the Company cannot be sure that all of its systems will work together in a Year 2000-ready fashion. Furthermore, the Company cannot be sure that it will not suffer business interruptions, either because of its own Year 2000 problems or those of third-parties upon whom the Company is reliant for services. The Company is continuing to evaluate its Year 2000-related risks and corrective actions. However, the risks associated with the Year 2000 problem are pervasive and complex; they can be difficult to identify and address, and can result in material adverse consequences to the Company. Even if the Company, in a timely manner, completes all of its assessments, identifies and test remediation plans believed to be adequate, and develops contingency plans believed to be adequate, some problems may not be identified or corrected in time to prevent material adverse consequences to the Company.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements contained herein constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. When used herein, the words, "believe," "anticipate," "should," "intend," "plan," "will," "expects," "estimates," "projects," "positioned," "strategy," and similar expressions identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from those contemplated, projected, forecasted, estimated or budgeted, whether expressed or implied, by such forward-looking statements. Such factors include the following: general economic and business conditions in Ohio and certain other portions of the United States, industry trends, the Company's ability to continue to design and build its network, install facilities, obtain and maintain any required government licenses or approvals and finance construction and development, all in a timely manner, at reasonable costs and on satisfactory terms and conditions, as well as assumptions about customer acceptance, churn rates, overall market penetration and competition from providers of alternative services, the impact of new business opportunities requiring significant up-front investment, Year 2000 readiness and availability, terms and deployment of capital.

                        Corecomm Limited and Subsidiaries


PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

          27. Financial Data Schedule

     (b)  Reports on Form 8-K.

          No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1998.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      CORECOMM LIMITED



Date:  November 13, 1998              By: /s/ J. Barclay Knapp
                                         -------------------------
                                         J. Barclay Knapp
                                         President, Chief Executive Officer and
                                         Chief Financial Officer



Date: November 13, 1998               By: /s/ Gregg Gorelick
                                         --------------------------
                                         Gregg Gorelick
                                         Vice President-Controller and Treasurer
                                         (Principal Accounting Officer)