Form 10-K
period 1998-12-31
CORECOMM LTD
filed 1999-03-22
CIK 1064724

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM                TO

                          COMMISSION FILE NO. 0-24521

                                CORECOMM LIMITED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                      BERMUDA                                         NOT APPLICABLE
          (STATE OR OTHER JURISDICTION OF                            (I.R.S. EMPLOYER
          INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NO.)

                    CEDAR HOUSE                                 SECRETARY CORECOMM LIMITED
                  41 CEDAR AVENUE                                  110 EAST 59TH STREET
             HAMILTON, HM 12, BERMUDA                               NEW YORK, NY 10022
                  (441) 295-2244                                      (212) 906-8485
         (ADDRESS, INCLUDING ZIP CODE, AND                  (NAME, ADDRESS, INCLUDING ZIP CODE,
       TELEPHONE NUMBER, INCLUDING AREA CODE             AND TELEPHONE NUMBER, INCLUDING AREA CODE
   OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)                    OF AGENT FOR SERVICE)

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                (TITLE OF CLASS)

                     COMMON STOCK, PAR VALUE $.01 PER SHARE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the Registrant's common stock held by non-affiliates at March 16, 1999, valued in accordance with the Nasdaq Stock Market's National Market closing sale price for the Registrant's common stock, was approximately $420,076,000.

     Number of shares of Common Stock outstanding as at March 16, 1999:
13,239,599

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                              PART OF 10-K IN WHICH
                          DOCUMENT                                INCORPORATED
                          --------                            ---------------------
Definitive proxy statement for the 1999 Annual Meeting of           Part III
  the Stockholders of CoreComm Limited

     This Annual Report on Form 10-K for the year ended December 31, 1998, at the time of filing with the Securities and Exchange Commission, modifies and supersedes all prior documents filed pursuant to Section 13, 14 and 15(d) of the Securities Exchange Act of 1934 for purposes of any offers or sales of any securities after the date of such filing pursuant to any Registration statement or Prospectus filed pursuant to the Securities Act of 1933 which incorporated by reference this Annual Report.

 "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
                                     1995:

     Certain statements contained herein constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. When used herein, the words, "believe," "anticipate," "should," "intend," "plan," "will," "expects," "estimates," "projects," "positioned," "strategy," and similar expressions identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Registrant, or industry results, to be materially different from those contemplated or projected, forecasted, estimated or budgeted, whether expressed or implied, by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, industry trends, the Registrant's ability to continue to design and build its network, install facilities, obtain and maintain any required government licenses or approvals and finance construction and development, all in a timely manner, at reasonable costs and on satisfactory terms and conditions, as well as assumptions about customer acceptance, churn rates, overall market penetration and competition from providers of alternative services, the impact of new business opportunities requiring significant up-front investment, year 2000 readiness and availability, terms and deployment of capital.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                PAGE
                                                                ----
PART I
ITEM 1.  BUSINESS...........................................       2
ITEM 2.  PROPERTY...........................................      16
ITEM 3.  LEGAL PROCEEDINGS..................................      16
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS....      16

PART II
ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND
         RELATED STOCKHOLDER MATTERS........................      16
ITEM 6.  SELECTED FINANCIAL DATA............................      17
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION.................      18
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
          MARKET RISK.......................................      21
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........      21
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE................      21
PART III
ITEMS 10, 11, 12 AND 13.....................................      22

PART IV
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
          REPORTS ON FORM 8-K...............................      22
EXHIBIT INDEX...............................................      23
SIGNATURES..................................................      24
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS..................     F-1

                                     PART I

ITEM 1.  BUSINESS

     CoreComm Limited ('CoreComm" or the "Company") is now embarking on the next phase of its business strategy, which is to create a national, facilities-based network capable of transmitting voice and data to our customers using the latest technologies.

     CoreComm's objective is to exploit the convergence of the telecommunications and information services industries through a "Smart Local Exchange Carrier" or "Smart LEC" strategy. This strategy combines advanced communications technologies together with a unique implementation plan which management believes will result in the production of a low cost, efficient delivery system for bundled Internet access and local and long distance telephony. In time, this network may provide video services as well.

     A core part of our strategy is to offer our customers "one-stop shopping" for bundled telecommunications and Internet services. We are building our Smart LEC network to provide a full range of voice and data services. Bundling these services together with convenient integrated billing and a single point of contact for sales and service are central to our strategy. We have already developed this approach in our Ohio operations.

     The Smart LEC concept -- combining our own facilities and switches with leased lines, interconnection agreements for use of local networks -- allows us to implement our own national facilities-based telecommunications network without the great expense and time commitment of building our own lines and local loops. Management believes this strategy, which has been made possible by the Telecommunications Act of 1996, will result in better profit margins than those of the resale business in a much shorter period of time. This strategy also allows us to expand incrementally over time, while we continue to act as a reseller where we do not have facilities in place yet.

     We have already begun building the Smart LEC network in Ohio. We are in the process of installing switches and will make use of the local ILEC's networks through interconnection agreements. We are also in the process of negotiating leases for transport lines that will carry communications to our switch.

     CoreComm now holds, through directly and indirectly wholly owned subsidiaries, entities which operate or hold licenses or applications to operate the following businesses:

     - competitive local exchange carrier ("CLEC")

     - Internet service provider ("ISP")

     - long distance service

     - centralized exchange telecommunications services ("CENTREX")

     - cellular service

     - prepaid cellular service

     - paging service

     - local multipoint distribution services ("LMDS")

     CoreComm has entered into a definitive agreement to acquire MegsINet, Inc., a Chicago based, regional ISP and regional telecommunications provider that has already assembled a large network of leased lines, is currently installing a switch in Chicago and has an interconnection agreement with Ameritech. We plan to integrate MegsINet's existing network into our Smart LEC network if and when the acquisition is completed. This acquisition of MegsINet is described below under the section "Recent Developments."

     We have also entered into an agreement to acquire certain assets of USN Communications, Inc., subject to Bankruptcy Court auction procedures. USN is primarily a CLEC that provides services as a reseller of ILEC's local telephone services principally in Illinois, Ohio, Michigan, Massachusetts and New York, as well as several other states in the Ameritech and Bell Atlantic regions. USN has developed advanced systems for interacting with the ILECs used in servicing existing customers and acquiring new customers. USN has also developed a strong base of customers in its markets. The potential acquisition of USN is described below under the section "Recent Developments."

THE SMART LEC NETWORK

     The Smart LEC network will be built through a combination of several elements:

     - Installing "switches" in population centers, beginning with Ohio. These switches are devices which route voice and data transmissions -- i.e., ordinary phone service and Internet service -- between networks and to and from end users.

     - Leasing the "last mile" or "local loop" (the portion of the network extending from the end-office to the customer's premises) from incumbent local exchange carriers or "ILECs" which own the vast majority of the existing telephone lines -- both copper and fiber-optic -- that can carry and terminate voice and data transmissions in most cities. The ILECs own the networks of lines leading to a customer's home or office in most local areas.

     - Leasing the transport lines necessary to carry voice and data nationally from interexchange carriers ("IXCs") and Competitive Access Providers ("CAPs").

     - Entering into interconnection agreements with the ILECs through which we route voice and data communications over the ILEC's networks to carry those transmissions directly to homes and offices.

     Our Smart LEC network will be capable of carrying both voice and data communications using the following technologies:

     - Standard Telephony -- involving the transmission of voice or data over a copper wire and fiber optical transmission path which, through the use of switches, becomes a dedicated end-to-end circuit.

     - Internet Protocol (IP) -- the structure of data transmitted over the Internet. Because Internet Protocol involves splitting data into "packets" which are transmitted independently and reassembled at their destination, Internet Protocol does not require a dedicated end-to-end circuit and many different communications can be routed simultaneously over the same transmission facilities.

     - Digital Subscriber Line (DSL) -- a transport protocol that allows mixing data, voice and video over conventional, copper phone lines. A technique known as "modulation" is used to boost transmission rates hundreds of times beyond that of ordinary modem transmission rates. There are geographic limitations using the various forms of DSL technology that require users to be within certain distances from the DSL "access multiplexers."

     - Asynchronous Transfer Mode (ATM) -- a transport protocol that supports many types of high speed transmissions including voice, data, video, audio and imaging.

     These technologies will allow us to offer telephone and Internet service over the same network. Our planned acquisition of MegsINet would give us access to their network, which already incorporates IP and ATM technology and is in the process of being upgraded to implement classic telephony and DSL technologies as well. MegsINet's network currently consists of 57 major-city "nodes" linked via a high capacity ATM network.

MARKETING STRATEGY

     CoreComm's marketing strategy is to provide business and residential customers a bundled package of high quality telecommunications services at competitive prices, delivered with exceptional care and service to the customer.

     Based on our experience in the telecommunications industry, a bundled service offering allows us to package products in ways which are viewed attractively by the customer. These bundled packages can be priced to provide better "value for money" than more typical service offerings, can be modified for individual customer needs, and are conveniently offered on a single bill. We believe that these and other factors will improve acceptance ratios for our services and increase customer retention.

     The Smart LEC strategy will enable us to market our services over wide geographical areas. By using a combination of resold and facilities-based services, we will not be limited to offering services only in areas where we have built our own networks. We believe that the ability to market over larger areas will increase the efficiency and effectiveness of our marketing and advertising programs.

     In addition, CoreComm, through its own marketing, as well as acquisitions, has an existing base of customers to which it intends to offer additional services.

CORECOMM'S BUSINESSES

  Competitive Local Exchange Carrier (CLEC) Business

     CoreComm has already been certified as a CLEC in Ohio and began providing CLEC services to customers in March, 1998. We have also been certified as a CLEC in New York, California and Massachusetts and have also applied, or intend to apply, for certification as a CLEC in twenty-seven other states, and are expecting to gain certification for CLEC services in those states by the end of 1999. CoreComm has applied for a CLEC license in Michigan and believes it will obtain such license in the spring of 1999. For a description of the Telecommunications Act of 1996 and the regulatory environment for CLECs, see the section entitled "Regulation" beginning on page 10.

     CoreComm provides CLEC services in Ohio on a resale basis, pursuant to Interconnection Agreements with Ameritech and Cincinnati Bell, the incumbent local exchange carriers in Ohio. Under those agreements, we purchase local exchange services at wholesale prices from Ameritech and Cincinnati Bell, and resell those services to our customers.

     Services offered for resale include most of the telecommunications products and services engineered and provided by the ILEC, including:

     - local exchange calling

     - call waiting

     - call forwarding

     - caller ID and

     - three-way calling

     We also have an agreement for the resale of certain non-telecommunications services to its customers, including inside wire maintenance. CoreComm's CLEC service is transparent to the customer, whose telephone operates in precisely the same manner as it did prior to selecting CoreComm as its local carrier. The customer receives its bill from us, rather than from the ILEC.

  Internet Service Provider Business

     Internet service will be a key component of the CoreComm business strategy. Primarily through Stratos Internet Group, Inc. ("Stratos"), CoreComm is currently offering access to the Internet. Internet access services are provided on a "dial-up" basis as well as "dedicated" access to business and residential customers. In addition, Stratos offers "web hosting" services to business customers to enable them to place their own Web-sites on the Internet.

  Long Distance Business

     We are a reseller of long distance telephone services to residential and small business customers throughout Ohio, under the CoreComm name. The primary product is our Dial-1 Telephone Service. Our other long distance telephone products are 800 Number services and debit calling card services.

     In order to provide these products, we purchase long distance telephone time from national carriers at wholesale rates based upon high volume usage. We then resell this time to our customers at our own retail rates which are priced generally below AT&T's published, tariffed basic rates. Our calling card products operate similarly to the calling card products offered by the major carriers. Our customers pay for their long distance calling usage through direct billing from us or through a major credit card.

     In addition, we sell retail long distance telephone services in portions of Ohio, Michigan, Kentucky and Indiana to cellular customers of various local cellular service providers who have chosen us as their long distance service provider. We market these cellular long distance services under the CoreComm name.

     We also sell retail long distance services to cellular customers of AT&T Wireless who choose CoreComm as their long distance service provider. We provide these services primarily through arrangements with other long distance carriers under tariff or contract. The markets currently include Colorado, Florida, Texas, Minnesota, Nevada and Pennsylvania, where the services are offered under the "Cellular Long Distance Company" service mark, and California and Texas, where the services are offered under the "Cellular Network" service mark.

  Centrex Business

     We own, through Digicom, Inc. ("Digicom"), a well developed business providing centralized telecommunication services to multiple customers. Digicom offers to small to large sized businesses throughout Ohio, reliable one-source communications services, together with the latest in communications equipment and enhanced services.

  Cellular Business

     Through CoreComm and Wireless Outlet, we sell cellular telephone service throughout Ohio and Michigan. We sell cellular services under the CellularOne(R) and Wireless Outlet service marks and the CoreComm name. We have signed resale agreements with the three major providers of cellular service in Michigan and
Ohio: AirTouch Cellular, GTE Mobilenet Inc. and Ameritech Mobile Communications, Inc.

  Pre-paid Cellular Business

     In addition to its traditional paging and cellular resale businesses, Wireless Outlet also sells pre-paid cellular service on a resale basis. Pre-paid debit cards allow users to make calls from a cellular phone based on a prepaid dollar amount that has been credited to the card. Pre-paid services offer several advantages to the consumer, including no monthly access fee, no monthly bills, easier control over spending, and the absence of credit checks. In addition, prepaid debit card applications include promotional campaigns, fund raising for charitable organizations and budgeted out-of-town calling for traveling employees. CoreComm currently sells prepaid cellular cards in Ohio, California and Texas and is also in the process of expanding its business to other states.

  Paging Business

     Wireless Outlet operates a paging system on a resale basis and a pager sales and repair business. The paging business resells paging services and markets its products through a dealer network that sells the service and the pagers, primarily to small businesses throughout Ohio.

  Local Multipoint Distribution Service

     Local Multipoint Distribution Service is a broadband wireless communications service that uses frequencies in the 28GHz to 31GHz range to transmit video and data signals to and from residences and offices at distances of only up to a few miles. An LMDS system is capable of providing high-capacity broadband service for the "last mile" to a subscriber's home or office, at what may be a substantially lower cost than other competing delivery systems.

     Video or data signals transmitted through an LMDS system, such as television programming, are received by the system from satellite transponders, terrestrial microwave facilities or studios. Internet Access can be obtained through dedicated lines, such as a T-3 line, connected to the Internet "backbone." The signals are then converted to the LMDS frequency band and transmitted via omnidirectional transmitters.

     Prior to the development of LMDS systems, transmission of communications signals in the 28 GHz frequency range was not commercially pursued apart from limited satellite applications because technical impediments, such as interference between transmitters and rainfade, were thought to be insurmountable. Modern LMDS systems seek to eliminate or significantly reduce these impediments through the strategic placement of transmitters and advanced system architecture.

     CoreComm, through Cortelyou Communications, an indirect, wholly owned subsidiary, participated in the FCC's recent auction of LMDS licenses. On June 8, 1998 we were awarded the following A-Block licenses in 15 markets in Ohio with a total of 10,573,982 Pops (representing more than 95% of the POPs in Ohio):

MARKET NAME                                                      POPS(1)
-----------                                                     ----------
Cleveland-Akron, OH.........................................     2,894,133
Cincinnati, OH..............................................     1,990,451
Columbus, OH................................................     1,477,891
Dayton-Springfield, OH......................................     1,207,689
Toledo, OH..................................................       782,184
Canton-New Philadelphia, OH.................................       513,623
Youngstown-Warren, OH.......................................       492,619
Lima, OH....................................................       249,734
Mansfield, OH...............................................       221,514
Zanesville-Cambridge, OH....................................       178,179
Findlay-Tiffin, OH..........................................       147,523
Sandusky, OH................................................       133,019
Ashtabula, OH...............................................        99,821
Chillicothe, OH.............................................        93,579
Marion, OH..................................................        92,023
                                                                ----------
          Total.............................................    10,573,982
                                                                ==========

---------------
(1) Pops are the estimated population of a market multiplied by a company's ownership interest in the entity operating the system in that market. The number of pops owned by an operator does not represent the number of users of its services and is not necessarily indicative of the number of potential subscribers. Rather, this term is used only as a basis for comparison of the current size of system operators. The FCC used pops in the LMDS auction for determining initial payments, bidder eligibility, and minimum bids. The pops in this chart are based upon the April 1, 1990 U.S. Department of Commerce, Bureau of the Census data.

     For a detailed description of the FCC bidding process and LMDS, see the section entitled "Regulation -- Local Multipoint Distribution Service" beginning on page 14.

     Each LMDS license covers a defined Basic Trading Area, with each A-Block LMDS license consisting of 1150 MHZ of spectrum. CoreComm bid approximately $25.2 million for such licenses, for an average of $2.39/per pop.

     In the provision of multichannel video services, we will compete with franchised cable systems and also may face competition from several other sources, such as multichannel multipoint distribution service systems, Satellite Master Antenna Television systems, direct broadcast satellite and video service from telephone companies. The Telecommunications Act of 1996 eliminated restrictions that prohibited local telephone exchange companies from providing video programming in their local telephone service areas and substantially reduces current and future regulatory burdens on franchised cable systems, resulting in significant additional competition from local telephone companies and franchised cable systems.

BACKGROUND

     CoreComm was formed in March 1998 as a subsidiary of Cellular Communications of Puerto Rico, Inc. (formerly CoreComm Incorporated) ("CCPR"). CCPR offers cellular, paging and other telecommunications services in Puerto Rico and the U.S. Virgin Islands. CCPR created CoreComm in order to succeed to operations of OCOM Corporation, which had been purchased by CCPR, and to pursue new telecommunications opportunities outside of Puerto Rico and the U.S. Virgin Islands in an entrepreneurial corporate environment. CCPR spun-off CoreComm on September 2, 1998, by distributing to each CCPR stockholder, on a one for one basis, 100% of the outstanding common stock of CoreComm (the "Spin-off"). CoreComm has since been listed on the Nasdaq national market and trades under the symbol "COMMF". As of December 31, 1998, CoreComm and its subsidiaries had approximately 250 employees.

     Certain of CoreComm's businesses were formerly owned by OCOM Corporation, previously a subsidiary of NTL Incorporated. OCOM Corporation sold all of these assets and related liabilities to a subsidiary of CCPR pursuant to an agreement dated as of June 1, 1998. The common stock of that subsidiary was among the assets contributed to CoreComm prior to the Spin-off. CoreComm also owns Digicom, Inc. which operates a CLEC in the State of Ohio. CoreComm also owns Stratos which was acquired on November 30, 1998, and provides Internet service to customers in the Ohio region. CoreComm also owns the assets of JeffRand Corp., also know as the Wireless Outlet, which operates prepaid cellular and paging businesses. Following a Federal Communications Commission ("FCC") auction, on June 8, 1998, Cortelyou Communications Corp., a subsidiary of CoreComm, was awarded local multipoint distribution service (referred to in this industry as LMDS) licenses for 15 markets in the State of Ohio.

OPTION PLANS

     After its formation, CoreComm adopted customary compensation policies and plans, including the CoreComm Limited 1998 Stock Option Plan under which 6 million shares have been reserved for issuance. In addition, in January, 1999, CoreComm Ohio Limited, a wholly owned subsidiary of CoreComm, adopted the CoreComm Ohio Limited 1999 Stock Option Plan. Under that plan, up to thirty percent of the common stock of CoreComm Ohio Limited may become subject to options. These options will not become exercisable unless and until there is a registered public offering of CoreComm Ohio Limited's common stock.

PATENTS, COPYRIGHTS AND LICENSES

     We do not have any patents or copyrights, nor do we believe patents or copyrights play a material role in our business. Other than our FCC licenses, our only license is for the use of the service mark and trademark CellularOne(R), which is also licensed to many of the non-wireline cellular systems in the United States. We have the right to use the mark under contract for a fifteen-year term. Under the Cellular One Agreement, we are required to maintain certain service quality standards and to pay licensing and other fees for the use of the service mark.

COMPETITION

     The telecommunications industry and all of its segments are highly competitive. Our CLEC business, which is in the development stage, will operate in this highly competitive environment. We expect that competition will continue to intensify in the future due to the increase in the size, resources and number of market participants. In each of our markets, we face competition from larger, better capitalized incumbent providers.

     In the local exchange markets, our principal competitor will be the incumbent local exchange carrier. We also face competition or prospective competition from one or more CLECs, many of which have significantly greater financial resources than CoreComm. For example the following companies have each begun to offer local telecommunications services in major U.S. markets using their own facilities or by resale of the incumbent local exchange carrier's services or other providers' services:

     - AT&T

     - MCIWorldCom

     - ICG

     - Nextlink

     - Sprint

Certain competitors, including AT&T, MCIWorldCom and Sprint, have entered into interconnection agreements with Ameritech for Michigan and Ohio, both states in which we operate. These competitors either have begun or in the near future likely will begin offering local exchange service in those states. In addition to long distance service providers and existing CLECs, entities that are potentially capable of offering switched services include cable television companies, electric utilities, microwave carriers, wireless telephone system operators and large customers who build private networks. Many facilities-based CLECs have committed substantial resources to building their networks or to purchasing CLECs or IXCs with complementary facilities. By building or purchasing a network or entering into interconnection agreements or resale agreements with ILECs, including Bell Operating Companies, and IXCs, a provider can offer single source local and long distance services similar to those offered by us. Some of these CLECs and other facilities-based providers of local exchange service are acquiring or being acquired by IXCs. Some of these combined entities have resources far greater than ours. These combined entities may provide a bundled package of telecommunications products, including local and long distance telephony, that is in direct competition with the products offered by CoreComm, or to be offered in the future.

     Under the Telecommunications Act and related federal and state regulatory initiatives, barriers to local exchange competition are being removed. The availability of broad-based local resale and introduction of facilities-based local competition are required before the Bell Operating Companies may provide in-region long distance services originating in their traditional service area. The Bell Operating Companies are currently allowed to offer certain in-region "incidental" long distance services (such as cellular, audio and visual programming and certain interactive storage and retrieval functions) and to offer out-of-region landline long distance services.

     Section 271 of the Telecommunications Act prohibits a Bell Operating Company from providing long-distance service that originates (or in certain cases terminates) in one of its in-region states until the Bell Operating Company has satisfied certain statutory conditions in that state and has received the approval of the FCC. The FCC to date has denied each application for such approval, including the application of Ameritech for in-region long distance authority in Michigan. We anticipate that a number of Bell Operating Companies, including Ameritech, will file additional applications for in-region long distance authority in certain states. The FCC will have 90 days from the date an application for in-region long distance authority is filed to decide whether to grant or deny the application. Based on continuing legal challenges, we do not believe that any Bell Operating Company will provide in-region long distance services on a significant basis prior to the year 2000.

     Once the Bell Operating Companies are allowed to offer widespread in-region long distance services, they will be in position to offer single-source local and long distance services similar to those offered by CoreComm and the largest IXCs.

     While new business opportunities have been made available to us through the Telecommunications Act and other federal and state regulatory initiatives, regulators are likely to provide the incumbent local exchange carriers with an increased degree of flexibility with regard to pricing of their services as competition increases. The Ameritech resale agreement contains certain pricing protections, including adjustments in the wholesale rates to be consistent with any changes in the Ameritech retail rates. Nevertheless, if the incumbent local exchange carriers elect to lower their rates and sustain lower rates over time, this may adversely affect our revenues from and place downward pressure on the rates we can charge. We believe the effect of lower rates may be offset by the increased revenues available by offering new products and services to our target customers as well as increased usage, but we cannot be sure that this will occur. In addition, future regulatory decisions may afford the incumbent local exchange carriers excessive pricing flexibility or other regulatory relief which could have a material adverse effect on us.

     Competition for our products and services is based on price, quality, network reliability, service features and responsiveness to customers' needs. A continuing trend toward business combinations and alliances in the telecommunications industry may create significant new competitors to CoreComm. Many of our existing and potential competitors have financial, technical and other resources significantly greater than ours.

     Pay television operators face competition from other sources of entertainment, such as movie theaters and computer on-line services. Further, premium movie services offered by cable television systems have encountered significant competition from the home video industry. In areas where several off-air television broadcasts can be received without the benefit of cable television, cable television systems have experienced competition from such broadcasters.

     Many actual and potential competitors have greater financial, marketing and other resources than we do. No assurance can be given that we will be able to compete successfully.

RECENT DEVELOPMENTS

  Proposed MegsINet, Inc. Acquisition

     On February 18, 1999, CoreComm announced that it had entered into an agreement and plan of merger to acquire MegsINet, Inc. for a total consideration of approximately $16.75 million in cash plus approximately 1.4 million shares of CoreComm common stock. We believe that this acquisition will close during the summer of 1999, although it remains subject to conditions. As of December 31, 1998, MegsINet had approximately $28 million in property, plant and equipment at historical cost and currently serves approximately 45,000 Internet subscribers.

     MegsINet is an integrated communications provider in the ISP business that in the future will offer local and long distance telephone services over its telecommunications network. MegsINet is currently in the process of acquiring and installing the equipment, obtaining the licenses and entering into agreements with telephone carriers required to become a CLEC and an Internet telephony service provider. By leasing inter-exchange and local facilities from fiber optic carriers, MegsINet has created a packet based transport network which MegsINet will use to provide the business and consumer markets with an ever expanding line of advanced telecommunications services.

     In February 1998, MegsINet entered into a definitive agreement with Northern Telcom, Inc. to jointly deploy Nortel's latest generation of switched service technology. MegsINet has formed a wholly owned subsidiary, MegsINet-CLEC, Inc., to pursue this opportunity. The Illinois and California Commerce Commissions have granted the subsidiary authority to operate as a facilities and reseller based carrier. They are in the process of registering to operate as a CLEC in the other contiguous 48 states. In addition, MegsINet has received authorization from the FCC to act as an international telecommunications carrier. MegsINet is also processing long distance carrier filings in the contiguous 48 states. Once the regulatory process is completed, MegsINet expects to be the first integrated communications company to provide services as an Internet service provider, CLEC, IXC and CAP over its proprietary packet-based network.

  Proposed Acquisition of Assets of USN Communications, Inc.

     On February 19, 1999, CoreComm entered into an asset purchase agreement to acquire certain assets of USN Communications, Inc., (specifically excluding its wireless business), for an upfront payment of approximately $27 million in cash, warrants to purchase an aggregate of 350,000 shares of CoreComm common stock, and a contingency payment based on future operating results, that caps the total consideration at $85 million. Completion of this transaction is conditioned upon approval by the Bankruptcy Court presiding over USN's voluntary Chapter 11 reorganization case that is currently pending. USN is currently subject to an auction in that proceeding, in which third parties may bid for the same assets that CoreComm agreed to purchase. CoreComm may be outbid for these USN assets, which would result in our not completing this acquisition and termination of the agreement.

     USN offers a bundled package of telecommunications products, including local and long distance telephony, voicemail, paging, teleconferencing, and other enhanced and value-added telecommunications services, tailored to meet the needs of its customers. USN primarily focuses its marketing efforts on small and medium-sized businesses with telecommunications usage of less than $5,000 per month.

     USN is presently selling service to customers in certain states in the Bell Atlantic Corporation region (including Massachusetts, New Hampshire, New York and Rhode Island) and the entire Ameritech Corporation region (including Illinois, Indiana, Michigan, Ohio and Wisconsin) and is currently in negotiations to expand its bundled services offering throughout the 14-state Bell Atlantic region.

                                   REGULATION

OVERVIEW

     The telecommunications services we provide are subject to regulation by federal, state and local government agencies. At the federal level, the FCC has jurisdiction over Interstate and international services and interstate services are communications that originate in one state and terminate in another. Intrastate services are communications that originate and terminate in a single state and state public service commissions exercise jurisdiction over intrastate services. Municipalities and other local government agencies may also regulate limited aspects of our business, such as use of government-owned rights-of-way and construction permits. Our networks are also subject to numerous local regulations such as building codes, franchise and right-of-way licensing requirements.

TELECOMMUNICATIONS ACT OF 1996

     The federal Telecommunications Act, enacted in 1996, has resulted and will continue to result in substantial changes in the marketplace for telecommunications services. These changes include, at present, opening local exchange services to competition and, in the future, a substantial increase in the addressable services for CoreComm. Among its more significant provisions, the Telecommunications Act:

     - removes legal barriers to entry into all telecommunications services, such as long distance and local exchange services,

     - requires incumbent local exchange carriers (e.g. Ameritech or Bell Atlantic) to "interconnect" with and provide services for resale by competitors,

     - establishes procedures for incumbent local exchange carriers to enter into new services, such as long distance and cable television,

     - relaxes regulation of telecommunications services provided by incumbent local exchange carriers and all other telecommunications service providers, and

     - directs the FCC to establish an explicit subsidy mechanism for the preservation of universal service.

     The FCC was also directed by Congress to revise and make explicit subsidies inherent in the access charge paid by IXC's for use of local exchange carriers' services.

REMOVAL OF ENTRY BARRIERS

     The provisions of the Telecommunications Act should enable us to provide a full range of local telecommunications services in any state. Although we will be required to obtain certification from state public service commissions in almost all cases, the Telecommunications Act should limit substantially the ability of a state public service commission to deny a request for certification. The provisions of the Telecommunications Act also reduce the barriers to entry by other potential competitors and therefore increase the level of competition we will likely face in all markets affected by the Act. For a detailed description of the competition we likely will face, see "Competition" beginning on page 7.

INTERCONNECTION WITH LOCAL EXCHANGE CARRIER FACILITIES

     A company cannot compete effectively with the incumbent local exchange carriers in switched local telephone services unless it is able to connect its facilities with the incumbent local exchange carriers and obtain access to certain essential services and resources under reasonable rates, terms and conditions. The Telecommunications Act imposes a number of access and interconnection requirements on all local exchange providers, including CLECs, with additional requirements imposed on non-rural incumbent local exchange carriers. These requirements are intended to provide access to certain networks under reasonable rates, terms and conditions. Specifically, local exchange carriers must provide the following:

          Telephone Number Portability. Telephone number portability enables a customer to keep the same telephone number when the customer switches local exchange carriers.

          Dialing Parity. All local exchange carriers must provide dialing parity, which means that a customer calling to or from a CLEC network cannot be required to dial more digits than is required for a comparable call originating and terminating on the local exchange carrier's network.

          Reciprocal Compensation. The duty to provide reciprocal compensation means that local exchange carriers must terminate calls that originate on competing networks in exchange for a given level of compensation and that they are entitled to termination of calls that originate on their network, for which they must pay a given level of compensation.

          Resale. Incumbent local exchange carriers generally may not prohibit or place unreasonable restrictions on the resale of their services. In addition, incumbent local exchange carriers must offer bundled local exchange services to resellers at a wholesale rate that is less than the retail rate charged to end users.

          Access to Rights-of-Way. All incumbent local exchange carriers, CLECs and certain other utilities must provide access to their poles, ducts, conduits and rights-of-way on a reasonable, nondiscriminatory basis.

          Unbundling of Network Elements. Incumbent local exchange carriers must offer access to various unbundled elements of their network. This requirement allows new entrants to purchase at cost-based rates elements of an incumbent local exchange carrier's network that may be necessary to provide service to a new entrant's customers.

     While the Telecommunications Act generally requires incumbent local exchange carriers to offer interconnection, unbundled network elements and resold services to CLECs, local exchange carrier to CLEC interconnection agreements may have short terms, requiring the CLEC to renegotiate the agreements. Local exchange carriers may not provide timely provisioning or adequate service quality, thereby impairing a CLEC's reputation with customers who can easily switch back to the local exchange carrier. In addition, the prices set in the agreements may be subject to significant rate increases if state regulatory commissions establish prices designed to pass on to the CLECs part of the intrastate cost of providing universal service.

     In January 1999, the United States Supreme Court upheld the FCC's authority to adopt pricing rules for unbundled network elements and resale by CLECs. However, the Supreme Court instructed the FCC to reconsider aspects of its 1996 order regarding the extent to which incumbent local access carriers are required to unbundle elements of their networks. In addition, the FCC's pricing rules are subject to further judicial review.

     In February 1999, the FCC determined that calls to ISPs are interstate in nature, thus falling under the FCC's jurisdiction. They have since initiated a review of compensation arrangements between ILECs and CLECs for calls to ISPs. This review could adversely affect the compensation that CLECs, including CoreComm, receive for carrying such traffic.

LOCAL EXCHANGE CARRIER ENTRY INTO NEW MARKETS

     Our principal competitor in each market we enter is the ILEC. Prior to the enactment of the Telecommunications Act, the Bell Operating Companies generally were prohibited by the consent decree that broke up the Bell System from providing long distance services. The Telecommunications Act established procedures under which a Bell Operating Company can provide landline long distance services originating from (and in certain cases, terminating in) its traditional telephone service area after receiving approval from the FCC. The interconnection offered or provided by the Bell Operating Company must comply with a competitive checklist that incorporates the interconnection requirements discussed above. See "Interconnection with Local Exchange Carrier Facilities" on page 11. Bell Operating Companies are currently permitted to provide landline long distance services to customers outside of their local service areas and in conjunction with their mobile telephone service offerings.

     Approval from the FCC will enable a Bell Operating Company to provide customers with a full range of local and long distance telecommunications services. The provision of landline long distance services by Bell Operating Companies is expected to reduce the market share of the major long distance carriers, which may be significant customers of our services. Consequently, the entry of the Bell Operating Companies into the long distance market may have adverse consequences on the ability of CLECs both to generate access revenues from the IXCs and to compete in offering a package of local and long distance services. To date, the FCC has denied each application for in-region long distance service. More Bell Operating Company requests to provide in-region long distance service are expected to be filed with the FCC in the near future.

RELAXATION OF REGULATION

     A goal of the Telecommunications Act is to increase competition for telecommunications services, thereby reducing the need for regulation of these services. To this end, the Telecommunications Act requires the FCC to streamline its regulation of ILECs and permits the FCC to forbear from regulating particular classes of telecommunications services or providers. Since CoreComm is a non-dominant carrier and, therefore, is not heavily regulated by the FCC, the potential for regulatory forbearance likely will be more beneficial to the incumbent local exchange carriers than to us in the long run.

     The Communications Act requires all common carriers to charge just and reasonable rates for their services and to file schedules of these rates with the FCC. These schedules are known as "tariffs" and they represent a contract between a carrier and its customers. The Telecommunications Act permits the FCC to "forbear" from enforcing certain provisions of the Communications Act and the FCC has used this authority to determine that it is in the public interest to prohibit carriers from filing tariffs for their interstate services. This decision of the FCC and its "mandatory detariffing" has been stayed by the U.S. Court of Appeals for the D.C. Circuit. Another FCC decision permits, but does not require, CLECs to file tariffs for the charges that they levy on interstate long distance carriers for completing calls to CLEC customers (see discussion of "access charges" below). In the absence of a tariff, a carrier depends on a contract with its customers to determine the rates and conditions of service.

UNIVERSAL SERVICE AND ACCESS CHARGE REFORM

     On May 8, 1997, the FCC issued an order implementing the provisions of the Telecommunications Act relating to the preservation and advancement of universal telephone service. This order requires all telecommunications carriers providing interstate telecommunications services, including CoreComm, to contribute to universal service support.

     In a related proceeding, on May 16, 1997, the FCC issued an order implementing certain reforms to its access charge rules. Access charges are charges imposed by local exchange carriers on long distance providers for access to the local exchange network, and are designed to compensate the local exchange carrier for its investment in the local network. The FCC regulates interstate access and the states regulate intrastate access. This order required incumbent local exchange carriers to substantially decrease over time the prices they charge for switched and special access and changed how access charges are calculated. These changes are intended to reduce access charges paid by IXCs to local exchange carriers and shift certain usage-based charges to flat-rated, monthly per-line charges. To the extent that these rules are effective in reducing access charges, our ability to offer customers lower-cost access services might be impaired. Additionally, the FCC ruled that incumbent local exchange carriers may no longer impose certain interconnection charges on competitive providers that interconnect with the incumbent exchange carrier at the incumbent's end offices but do not use the incumbent company's transport facilities.

     Some state public service commissions have adopted rules or are currently considering actions to preserve universal services and promote the public interest.

FEDERAL REGULATION GENERALLY

     Through a series of proceedings, the FCC has established different levels of regulation for "dominant carriers" and "non-dominant carriers." Only ILECs are classified as dominant; all other providers of domestic interstate services are classified as non-dominant carriers. As a non-dominant carrier, we are subject to relatively limited regulation by the FCC. However, at a minimum, we must offer interstate services at just and reasonable rates in a manner that is not unreasonably discriminatory.

     The FCC has adopted rules requiring ILECs to provide "collocation" to CLECs for the purpose of interconnecting their competing networks. Under the rules adopted by the Local Competition Orders, ILECs are required to provide either physical collocation or virtual collocation at their switching offices.

     All local exchange carriers, including CLECs, must:

     - make their services available for resale by other carriers,

     - provide nondiscriminatory access to rights-of-way,

     - offer reciprocal compensation for termination of traffic, and

     - provide dialing parity and telephone number portability.

In addition, the Telecommunications Act requires all telecommunications carriers to contribute to the universal service mechanism established by the FCC and to ensure that their services are accessible to and usable by persons with disabilities. Moreover, the FCC is considering the regulatory implications of various aspects of local exchange competition. Any or all of these proceedings may negatively affect CLECs, including CoreComm.

     The FCC could grant incumbent local exchange carriers substantial pricing flexibility with regard to interstate access services. The May 21, 1997 order reforming the FCC's price cap formula affords local exchange carriers greater flexibility in establishing rates and provides additional incentives to foster efficiency. To the extent these regulatory initiatives enable or require incumbent local exchange carriers to offer selectively reduced rates for access services, the rates CoreComm may charge for access services will be constrained. Our rates also will be constrained by our competitors which, excluding the ILECs, are subject to the same streamlined regulatory regime as CoreComm and can price their services to meet competition.

STATE REGULATION GENERALLY

     Most state public service commissions require companies to be certified to provide common carrier services. These certifications generally require a showing that the carrier has adequate financial, managerial and technical resources to offer the proposed services in a manner consistent with the public interest.

     In addition to obtaining certification, in each state, we must negotiate terms of interconnection with the incumbent local exchange carrier before we can begin providing switched services. Under the Telecommunications Act, the FCC has adopted interconnection requirements, certain portions of which have been upheld by the United States Supreme Court and other portions of which are subject to reconsideration by the FCC or further judicial review. See "Interconnection with Local Exchange Carrier Facilities" beginning on page 11. We have already entered into interconnection agreements with Ameritech. In addition, we have entered into an agreement to acquire MegsINet which has also entered into an interconnection agreement with Ameritech.

     We are not presently subject to price regulation based on costs or earnings. Most states require CLECs to file tariffs setting forth the terms, conditions and prices for intrastate services. Some states permit tariffs to list a rate range or set prices on an individual case basis.

     Several states provide incumbent local exchange carriers with flexibility for their rates, special contracts (selective discounting) and tariffs, particularly for services deemed subject to competition. This pricing flexibility increases the ability of the incumbent local exchange carrier to compete with us and constrains the rates we may charge for its services. In light of the additional competition that is expected to result from the Telecommunications Act, states may grant ILECs additional pricing flexibility. At the same time, some ILECs may request increases in certain local exchange rates to offset revenue losses due to competition.

REGULATION OF RESELLERS

     The FCC has defined resale as any activity in which a party (the reseller) subscribes to the services or facilities of a facilities-based provider (or another reseller) and then reoffers communications services to the public for profit, with or without adding value. Resellers are common carriers generally subject to all rules and regulations placed on providers of the underlying services by either the FCC or the states in which they operate. The FCC has held that prohibitions on the resale of common carrier services are unjust, unreasonable, and unlawfully discriminatory in violation of the Communications Act. Accordingly, all common carriers must make their services available for resale at rates, terms, and conditions that do not unreasonably discriminate against resellers. The Telecommunications Act imposes the additional duty upon incumbent local exchange carriers to make their services available for resale at wholesale rates. The FCC adopted specific requirements for determining such wholesale rates for local telecommunications services. While the United States Supreme Court upheld the FCC's authority to adopt these rules, the FCC's specific pricing rules are subject to further judicial review. As to other telecommunications services, however, there is no regulation that requires discounts to resellers below those offered to end users of the same quantities of like services. The FCC has determined that because of the competitive development of broadband commercial mobile radio service, providers of those services will not be required to offer their services for resale after November 24, 2002.

LOCAL GOVERNMENT AUTHORIZATIONS

     Some jurisdictions where CoreComm may provide service require license or franchise fees based on a percent of certain revenues. There are no assurances that jurisdictions that do not currently impose fees will not seek to impose fees in the future. In many markets, other companies providing local telecommunications services, particularly the incumbent local exchange carriers, had been excused from paying license or franchise fees or paid fees that are materially lower than those that would be required from new competitors such as CoreComm. The Telecommunications Act requires jurisdictions to charge nondiscriminatory fees to all telecommunications providers, but it is uncertain how quickly this requirement will be implemented by particular jurisdictions where we operate or plan to operate or whether it will be implemented without a legal challenge initiated by us or another CLEC.

LOCAL MULTIPOINT DISTRIBUTION SERVICE

     The FCC has established a new wireless service named Local Multipoint Distribution Service (LMDS). The FCC allocated two frequency blocks in each of 493 Basic Trading Areas in the U.S. to LMDS: Block A with 1,150 MHZ of spectrum in the 28 GHz and 31 GHz bands, and Block B with 150 MHZ in the 31 GHz band. LMDS licenses are awarded for ten-year terms with renewal expectancies provided to licensees that make a showing of substantial service in their licensed areas.

     LMDS may be used to provide any kind of communications service on a common carrier or non-common-carrier basis. Radio frequencies in the 28 and 31 GHz bands are generally capable of only "line-of-sight" transmission and reception, are subject to interference from certain weather conditions, and do not lend themselves to mobile applications. LMDS is expected to be used for the delivery of various broadband services to homes and offices, including telecommunications, Internet access, and two-way video. At least seven other countries, including Canada and Mexico, have licensed LMDS on either a permanent or experimental basis. LMDS licensees are expected to be able to provide a wide array of services, two-way capabilities, and high capacity through the use of newer digital equipment and transmission mechanisms. The FCC expects that Block-A LMDS licensees especially, by applying cellular-style frequency re-use technology to an already large frequency bandwidth, have the potential to become competitors to ILECs and cable operators. Accordingly, the LMDS rules prohibit ownership of Block-A licenses by ILECs and incumbent cable operators prior to July, 2000, but permit an applicant that would otherwise be prohibited from holding a Block-A license to apply for a waiver of the ownership restriction by showing that it does not have market power in its telephone or cable service area.

     The FCC held a simultaneous, multiple-round auction for the 986 LMDS licenses which closed on March 25, 1998. 104 winning participants bid a total of $578,663,029 for 864 licenses. No auction participant placed the minimum opening bid on any of the remaining 122 licenses, which will be reauctioned beginning in April, 1999. We won 15 Block-A licenses for Basic Trading Areas encompassing substantially all population centers in the state of Ohio, for a total bid of $25,241,133. Auction participants that had average gross revenues for the previous three years of $75 million or less, when aggregated with all commonly controlled affiliates, were entitled to bidding credits of 25%, 35%, or 45%. We did not qualify for any bidding credit. The FCC has since granted our 15 LMDS licenses with an effective date of June 8, 1998.

FUTURE INTERNATIONAL OPERATIONS

     CoreComm may ultimately expand its operations to other countries and currently provides international resale services. The FCC requires every carrier that intends to originate international telecommunications from within the U.S., either through the use of its own facilities or on a resale basis, to secure in advance an authorization from the FCC under Section 214 of the Communications Act. Additionally, these carriers must file with the FCC a tariff containing the rates, terms, and conditions of their international service offerings. In applying for a 214 Authorization, a carrier must disclose any affiliations with or special concessions from foreign carriers or nations. The FCC has streamlined its procedures for granting 214 Authorizations, providing a routine grant of such authorizations in 35 days unless an application is formally opposed or the applicant is affiliated with a carrier that controls bottleneck telecommunications facilities in a foreign country, in which case the applicant may be subject to more stringent regulation as a "dominant" carrier. Additionally, applicants affiliated with foreign carriers in countries that are signatories to the Telecommunications Annex to the World Trade Organization General Agreement of Trade in Services, including Canada, have a reduced burden of demonstrating their "non-dominance." Carriers that have received 214 Authorizations are subject to certain reporting requirements, must file contracts with foreign correspondents, and are restricted in the provision of certain services to certain nations, such as the use of resold private lines for switched services and the provision of any services to countries on the FCC's "exclusion list." CoreComm holds a 214 Authorization for both facilities-based and resale international services and has filed a tariff for its international resale services.

INTERNET REGULATION

     The FCC currently does not regulate the provision of Internet service, although it does regulate common carriers that provide elements of the "backbone" networks on which the Internet is based. Similarly, state public utility commissions generally do not regulate Internet service, except in some limited circumstances where incumbent local exchange carriers provide Internet services. The FCC and some states, however, are reviewing the development of the Internet and the types of services that are provided through it. For example, if the FCC should determine that an Internet service provider offers a service that is an exact substitute for long distance telephone service with the sole distinction that it is based on a packet-switched network rather than a circuit-switched network, the FCC may determine that it should provide regulatory parity for the services.

CUSTOMER DEPENDENCE AND SEASONALITY

     The Company is not dependent upon any single customer for any significant portion of its business. The Company's business as well as the cellular communications industry, is not generally characterized as having a material seasonal element and it is not expected to become seasonal in the foreseeable future.

EMPLOYEES

     As of December 31, 1998, the Company and its subsidiaries had an aggregate of approximately 250 employees. No employees are represented by any labor organization. The Company believes that its relationship with its employees is excellent.

ITEM 2.  PROPERTY

     Certain of the Company's subsidiaries lease office space which the Company believes is adequate to serve its present business operations and its needs for the foreseeable future. See the Notes to the Company's Consolidated Financial Statements included elsewhere in this Form 10-K for information concerning lease commitments.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not involved in any legal disputes that are expected to have a material adverse effect on the Company's financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

     No matter was submitted to a vote of security holders of the Company during the quarter ended December 31, 1998.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
        MATTERS.

     CoreComm formerly was a wholly owned subsidiary of Cellular Communications of Puerto Rico, Inc. ("CCPR") (formerly CoreComm Incorporated). On September 2, 1998, CCPR distributed to its stockholders, on a one for one basis, all of the capital stock of CoreComm. CoreComm's Common Stock began trading on the Nasdaq Stock Market's National Market on September 2, 1998, under the Nasdaq symbol "COMFV". Subsequently, on September 3, 1998, the symbol was changed to "COMMF," under which it presently trades. The following table sets forth for the periods indicated, the high and low last sale prices on the Nasdaq Stock Market's National Market.

                                                               LAST SALE PRICE
                                                              ------------------
                                                               HIGH        LOW
                                                              -------    -------
1998
Third Quarter (beginning September 2, 1998).................  $ 15.00    $ 10.00
Fourth Quarter..............................................  $ 17.25    $  7.50
1999
First Quarter (through March 16, 1999)......................  $39.125    $16.375

     On March 16, 1999, the last sales price for the Common Stock on the Nasdaq Stock Market National Market was $33.94. As of March 16, 1999, there were approximately 290 record holders of the Common Stock. This figure does not reflect beneficial ownership of shares held in nominee names.

     The Company has never declared or paid any cash dividends on the Common Stock. The Company anticipates that it will retain earnings, if any, for use in the operation and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following selected financial data of CoreComm and its predecessor, OCOM Corporation Telecoms Division ("OCOM") should be read in conjunction with the historical financial statements and notes thereto included elsewhere in this Form 10-K. The selected historical financial data relates to OCOM as it was operated prior to its acquisition by CoreComm.

                                                                    THE PREDECESSOR (OCOM)
                             FOR THE PERIOD FROM    -------------------------------------------------------
                                APRIL 1, 1998       FOR THE PERIOD
                               (DATE OPERATIONS          FROM                YEAR ENDED DECEMBER 31,
                                COMMENCED) TO       JANUARY 1, 1998   -------------------------------------
                             DECEMBER 31, 1998(1)   TO MAY 31, 1998    1997      1996     1995(2)    1994
                             --------------------   ---------------   -------   -------   -------   -------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
Revenues...................        $ 6,713              $ 1,452       $ 3,579   $ 5,103   $ 4,001   $ 3,690
Operating expenses.........         25,139                4,234         7,954     6,333     8,413     2,987
Net income (loss)..........        (16,255)              (2,782)       (4,379)   (1,097)   (4,154)    1,048
Net income (loss) per
  common share:
  Basic....................          (1.23)                (.21)         (.33)     (.08)     (.38)      .11
  Diluted..................          (1.23)                (.21)         (.33)     (.08)     (.38)      .10
Weighted average number of
  common shares(3):
  Basic....................         13,190               13,183        13,075    13,196    11,070     9,867
  Diluted..................         13,190               13,183        13,075    13,196    11,070    10,161

                                                                   THE PREDECESSOR (OCOM)
                                                                        DECEMBER 31,
                                              DECEMBER 31,    ---------------------------------
                                                1998(1)        1997     1996      1995     1994
                                              ------------    ------    -----    ------    ----
                                                               (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital.............................    $133,899      $ (950)   $(490)   $  (42)   $148
Fixed assets -- net.........................       3,582       1,269      270       226     172
Total assets................................     176,526       1,731      917     1,020     670
Noncurrent liabilities......................         501          --       --        --      --
Shareholders' equity........................     169,297          --       --        --      --
Parent's investment.........................          --         321     (208)     (207)    353

---------------
(1) During the period from April 1, 1998 (date operations commenced) to December 31, 1998, CCPR made the following contributions to CoreComm prior to the Spin-off: (a) a cash contribution of $150 million, (b) a contribution of businesses acquired by CCPR in April and June 1998 and (c) the contribution of the subsidiary that owns various LMDS licenses in Ohio that were acquired for an aggregate of $25,241,000. Revenues and expenses of CoreComm increased in the period from April 1, 1998 (date operations commenced) to December 31, 1998 when compared to the revenues and expenses of OCOM for the year ended December 31, 1997 due to the increase in OCOM expenses subsequent to its acquisition by CoreComm and the consolidation of the results of operations of the acquired businesses.

(2) OCOM incurred one-time costs of $2,294,000 in 1995 in connection with the expansion of its cellular long distance resale business into certain AT&T Wireless markets.

(3) The weighted average number of common shares are equivalent to CCPR's historical weighted average shares on a one-for-one basis, plus CoreComm's weighted average shares in the 1998 period.

     CoreComm has never declared or paid any cash dividends.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

                             RESULTS OF OPERATIONS

     The following discussion of the results of operations of CoreComm (or "the Company") includes a comparison to the results of operations of OCOM, the predecessor business to the Company. The Company was formed in March 1998 and did not have any prior operations. Since OCOM represents a significant portion of CoreComm's current business, the comparison with OCOM's historical operating results gives the reader a basis to evaluate CoreComm's present business. However, the historical results of OCOM may not be indicative of CoreComm's future results. OCOM's primary historical business is its cellular long distance resale business that has been and currently is a highly competitive segment of the long distance telephone market. OCOM and now CoreComm have diversified into other telecommunications resale businesses.

FOR THE PERIOD FROM APRIL 1, 1998 (DATE OPERATIONS COMMENCED) TO DECEMBER 31, 1998 AND FOR THE YEAR ENDED DECEMBER 31, 1997

     The increase in revenues to $6,713,000 from $3,579,000 is primarily due to acquisitions in 1998, which accounted for $4,535,000 of the increase. OCOM's revenues decreased to $2,178,000 from $3,579,000 because OCOM's revenues prior to its acquisition in June 1998 of $1,452,000 are not included in the 1998 amount. OCOM's cellular long distance revenues continued to decline in 1998 as a result of customers switching to other long distance providers, which trend is expected to continue to occur. This reduction in revenues was offset by increases in CLEC and cellular revenues.

     Operating costs increased to $5,584,000 from $1,581,000 primarily due to acquisitions in 1998, which accounted for $3,895,000 of the increase. Operating costs as a percentage of revenues increased to 83% from 44%. This increase is the result of the reduction in cellular long distance revenues which to date has the highest gross margin of CoreComm's telecommunications businesses.

     Selling, general and administrative expenses increased to $13,989,000 from $5,934,000 as a result of increased selling and marketing costs and increased customer service costs. These costs are expected to increase in the foreseeable future. These increases were offset by a reduction in billing costs due to the implementation of in-house billing in the fourth quarter of 1997.

     The compensation charge of $4,586,000 in 1998 is a non-cash charge recorded in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," as a one time charge related to the issuance of CoreComm's warrants and stock options to holders of CCPR's stock options in connection with the Spin-off.

     Depreciation expense increased to $749,000 from $428,000 as a result of an increase in fixed assets, primarily computer hardware and software.

     Amortization expense increased to $231,000 from $11,000 due to the amortization of goodwill from the acquisitions in 1998.

     Interest income and other, net, increased to income of $2,632,000 from expense of $4,000 primarily due to $2,585,000 of interest income on CoreComm's cash, cash equivalents and marketable securities.

     Interest expense increased to $21,000 from zero due to interest on the note payable and capital leases.

     The income tax provision of $440,000 in 1998 is for state and local tax.

YEARS ENDED DECEMBER 31, 1997 AND 1996

     Revenues decreased to $3,579,000 from $5,103,000 primarily due to a reduction in cellular long distance revenues as a result of customers switching to other long distance providers. The reduction in cellular long distance revenues was partially offset by revenues from landline long distance and cellular service, both of which were introduced subsequent to December 31, 1996.

     Operating costs decreased to $1,581,000 from $3,065,000 as a result of the decline in revenues. Operating costs as a percentage of revenues decreased to 44% from 60% due to the improvement in the margin on cellular long distance as a result of a reduction in the wholesale cost.

     Selling, general and administrative expenses increased to $5,934,000 from $3,119,000 as a result of increased selling and marketing costs, customer service costs and management costs due to the increased efforts beginning in late 1996 to grow and develop OCOM's business.

     Depreciation expenses increased to $428,000 from $138,000 as a result of an increase in fixed assets, primarily computer hardware and software.

     Interest income and other, net, decreased to expense of $4,000 from income of $133,000 primarily due to the termination of OCOM's consulting agreement with AT&T Wireless for assistance in marketing and implementing a cellular long distance resale business.

                        LIQUIDITY AND CAPITAL RESOURCES

     The Company will require significant resources to fund the construction of its facilities based network, develop and expand its existing businesses and licenses, acquire or develop additional telecommunications-related business, and fund near term operating losses.

     The Company intends to significantly expand its telecommunications infrastructure in the United States over the next several years. CoreComm, as well as its completed and pending acquired companies, have already begun the process of installing switches, Internet points-of-presence, and other telecommunications facilities in Ohio as well as other states. The anticipated amount of such expenditures have yet to be determined, and will be related to the speed and location of equipment deployment, as well as the mix of resold vs. facilities-based services.

     The Company's businesses will also consume capital to acquire new customers and to finance the working capital required to support these new customers. These businesses will also require additional billing, customer service and other back-office infrastructure. These capabilities can be expanded in-house or can be outsourced to reduce up-front capital requirements. To date, the Company's strategy has been to utilize the expertise developed by its management to develop in-house billing and back-office capabilities.

     In February 1999, CoreComm entered into agreements to acquire MegsINet and certain assets of USN. The USN acquisition is subject to Bankruptcy Court auction procedures. Approximately $16.75 million in cash would be required to complete the acquisition of MegsINet and approximately $27 million in cash (plus a potential contingent payment to be paid in 2000) would be required to complete the acquisition of the USN assets. In addition, the Company would require significant capital to fund the expansion and operations related to those acquisitions, if consummated. In the future, the Company plans to make further appropriate acquisitions which may require significant capital expenditures.

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

     The Company intends to fund its near term capital expenses, operating losses and working capital requirements with cash, cash equivalents and marketable securities on hand of $137 million at December 31, 1998. The funds on hand are primarily the result of the $150 million cash capital contribution from CCPR prior to the Spin-off. Longer term, it is likely that the Company will be required to raise additional debt and/or equity financing to fully implement its goals.

CONSOLIDATED STATEMENTS OF CASH FLOWS

     Cash used in operating activities increased to $12,322,000 from $3,477,000 primarily due to the increase in the net loss to $16,255,000 from $4,379,000. The net loss increased as a result of acquisitions and an increase in selling and marketing costs and customer service expenses. We expect cash used in operating activities to increase in 1999 for the same reasons.

     Cash used to purchase fixed assets increased to $2,344,000 from $1,435,000 due to acquisitions and as a result of an increase in computer hardware and software purchases. We continue to expand our in-house billing capabilities and require additional hardware for additional personnel.

     Cash provided by capital contributions of $150,904,000 is the cash contributed by CCPR prior to the Spin-off.

YEAR 2000

     We have a comprehensive Year 2000 project designed to identify and assess the risks associated with our information systems, operations and infrastructure, suppliers, and customers that are not Year 2000 compliant, and to develop, implement and test remediation and contingency plans to mitigate these risks. The project comprises four phases: (1) identification of risks, (2) assessment of risks, (3) development of remediation and contingency plans and
(4) implementation and testing.

     Our assessment is primarily focused on both our information technology ("IT") systems, in particular our billing, provisioning and customer service systems, and the readiness of the significant facilities-based carriers that we depend upon for our resale services. Our leased office space and other non-IT equipment which may have embedded technology that may be affected by the year 2000 problem is being separately assessed.

     - We have completed the assessment of our financial IT systems, which will require upgrades from vendors at nominal additional cost. The upgrades will be placed into service by June 1999.

     - Our evaluation of the billing, provisioning and customer service IT systems has progressed from assessments to renovation and validation. We expect to incur nominal costs to complete the renovation and validation of these systems since they are new systems that were designed to be year 2000 ready. Although we expected to complete the renovation and validation of the billing, provisioning and customer service IT systems by June 1999, we now expect to complete these tasks by September 1999. We have engaged a consulting firm to assist us in this process.

     - Most of our IT hardware is currently year 2000 ready. Primarily all of the cost of upgrades and purchases of hardware and data communications equipment to complete the implementation of year 2000 readiness is part of our planned growth and upgrade capital expenditures in 1999 and is not expected to be significantly different than expenditures in previous years. Although we expected to complete the IT hardware upgrades by June 1999, we now expect to complete these upgrades by September 1999.

     - Our evaluation of the readiness of our significant vendors is still in process. We have requested information from these vendors in order to determine the extent to which we may be vulnerable to their failure to correct their own year 2000 problems. We have received responses from approximately 45% of these vendors through March 16, 1999. However, we believe that all of the facilities-based vendors that we rely upon for wholesale service, including billing data, and for Internet connections, are telephone companies that are required to report their year 2000 readiness to state public utility commissions. We anticipate that such reporting will assist us in our evaluation of their readiness. Approximately 75% of the vendors who have not yet responded to our inquiries are telephone companies and other public utilities.

     - We currently believe the most reasonably likely worst case scenario with respect to the Year 2000 is the failure of one or more of our significant facilities-based vendors, including utilities, to be ready for the year 2000. This could cause a temporary interruption in our provision of service to customers or in our ability to bill our customers, or both. Either or both could have a material adverse effect on our operations, although it is not possible at this time to quantify the amount of revenues and gross profit that might be lost, or the costs that could be incurred. Our contingency plan to address some of these risks involve switching customers to another wholesale provider, which would require time to implement and may be constrained due to capacity and/or training limitations.

     As the Year 2000 project continues, we may discover additional problems, may not be able to develop, implement or test remediation or contingency plans, or may find that the costs of these activities exceed current expectations. In many cases, we are relying on assurances from suppliers that new and upgraded information systems and other products will be Year 2000 ready. We plan to test such third-party systems and products. However, we cannot be sure that our tests will be adequate or that, if problems are identified, they will be addressed by the supplier in a timely and satisfactory way.

     Because we use a variety of information systems and have additional systems embedded in our operations and infrastructure, we cannot be sure that all of our systems will work together in a Year 2000-ready fashion. Furthermore, we cannot be sure that we will not suffer business interruptions, either because of our own Year 2000 problems or those of third-parties upon whom we rely on for services. We are continuing to evaluate our Year 2000-related risks and corrective actions. However, the risks associated with the Year 2000 problem are pervasive and complex; they can be difficult to identify and address, and can result in material adverse consequences to the Company. Even if we, in a timely manner, complete all of our assessments, identify and test remediation plans believed to be adequate, and develop contingency plans believed to be adequate, some problems may not be identified or corrected in time to prevent material adverse consequences to the Company.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     The Securities and Exchange Commission's rule related to market risk disclosure requires that we describe and quantify our potential losses from market risk sensitive instruments attributable to reasonably possible market changes. Market risk sensitive instruments include all financial or commodity instruments and other financial instruments (such as investments and debt) that are sensitive to future changes in interest rates, currency exchange rates, commodity prices or other market factors. We are not exposed to market risks from changes in foreign currency exchange rates or commodity prices. We do not hold derivative financial instruments nor do we hold securities for trading or speculative purposes. We currently have a small amount of noncurrent liabilities at fixed interest rates, therefore, we do not believe it is necessary to manage this exposure to interest rate changes. We are exposed to changes in interest rates primarily from our investments in cash equivalents and available-for-sale marketable securities. All of our marketable Securities have maturities of less than one year which reduces our interest rate exposure. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes. A hypothetical 100 basis point decline in short-term interest rates would reduce the fair value of our interest sensitive investments by approximately $137,000 at December 31, 1998.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Financial Statements are included herein commencing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEMS 10, 11, 12 AND 13.

     The information required by Part III is incorporated by reference from CoreComm's definitive proxy statement involving the election of directors which CoreComm expects to file, pursuant to Regulation 14A, within 120 days following the end of its fiscal year.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (a) (1)    Financial Statements -- See list of Financial Statements on page F-1.
               Financial Statement Schedules -- See list of Financial
               Statement Schedules on page F-1.
        (2)
               Exhibits -- See Exhibit Index on page 23.
        (3)
    (b)        Reports on Form 8-K. The Company filed no current reports on
               Form 8-K for the quarter ended December 31, 1998.
    (c)        Exhibits -- The response to this portion of Item 14 is
               submitted as a separate section of this report.
    (d)        Financial Statement Schedules -- See list of Financial
               Statement Schedules on page F-1.

                                 EXHIBIT INDEX

EXHIBIT NO.                      DESCRIPTION OF EXHIBIT
-----------                      ----------------------
    2.1       Form of Distribution Agreement, dated as of August 18, 1998, between CoreComm Incorporated and the Registrant(1)
    3.1       Company's Memorandum of Association and Certificate of Name
              Change(1)
    3.2       Company's By-laws(1)
    4.1       Rights Agreement between the Company and Continental Stock
              Transfer & Trust Company, as Rights Agent(1)
    4.2       Form of Common Stock Certificate(1)
   10.1       Form of Tax Disaffiliation Agreement between CoreComm
              Incorporated and the Registrant(1)
   10.2       CoreComm Limited 1998 Stock Option Plan(1)
   10.3       CoreComm Ohio Limited 1999 Stock Option Plan
   11         Statement re: Computation of per share earnings
   21         Subsidiaries of the registrant
   27.1       Financial Data Schedules

---------------
(1) Incorporated by reference from the Company's Registration Statement on Form 10, File No. 0-24521.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 2234, the Registrant has duly caused this report to be signed on its behalf by the under signed thereunto duly authorized. Dated: March 22, 1999

                                               CORECOMM LIMITED

                                               By: /s/ RICHARD J. LUBASCH

                                               ---------------------------------
                                                   Senior Vice President,
                                                   General Counsel and Secretary

     Pursuant to the requirements of the Securities Exchange Act of 2234, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

SIGNATURE                                                     TITLE                         DATE
---------                                                     -----                         ----

/s/ GEORGE S. BLUMENTHAL                      Chairman of the Board and Director
------------------------------------------
George S. Blumenthal                                                                   March 22, 1999

/s/ J. BARCLAY KNAPP                          Principal Executive and Financial
------------------------------------------    Officer and Director
J. Barclay Knapp                                                                       March 22, 1999

/s/ PATTY J. FLYNT                            Principal Operating Officer
------------------------------------------
Patty J. Flynt                                                                         March 22, 1999

/s/ GREGG GORELICK                            Principal Accounting Officer
------------------------------------------
Gregg Gorelick                                                                         March 22, 1999

/s/ SIDNEY R. KNAFEL                          Director
------------------------------------------
Sidney R. Knafel                                                                       March 22, 1999

/s/ DEL MINTZ                                 Director
------------------------------------------
Del Mintz                                                                              March 22, 1999

/s/ ALAN J. PATRICOF                          Director
------------------------------------------
Alan J. Patricof                                                                       March 22, 1999

/s/ WARREN POTASH                             Director
------------------------------------------
Warren Potash                                                                          March 22, 1999

/s/ TED H. MCCOURTNEY                         Director
------------------------------------------
Ted H. McCourtney                                                                      March 22, 1999

                       FORM 10-K -- ITEM 14(a)(1) AND (2)

                       CORECOMM LIMITED AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

     The following consolidated financial statements and schedule of CoreComm Limited and subsidiaries and its predecessor OCOM Corporation Telecoms Division are included in Item 8:

Report of Independent Auditors..............................     F-2

Report of Independent Auditors..............................     F-3
Consolidated Balance Sheets -- December 31, 1998 and 1997...     F-4
Consolidated Statements of Operations -- For the Period from
  April 1, 1998 (date operations commenced) to December 31,
  1998, for the Period from January 1, 1998 to May 31, 1998
  and for the Years Ended December 31, 1997 and 1996........     F-5
Consolidated Statement of Shareholders' Equity -- For the
  Period from April 1, 1998 (date operations commenced) to
  December 31, 1998.........................................     F-6
Statement of Parent's Investment (Deficiency) -- For the
  Period from January 1, 1998 through May 31, 1998 and for
  the years ended December 31, 1997 and 1996................     F-7
Consolidated Statements of Cash Flows -- For the Period from
  April 1, 1998 (date operations commenced) to December 31,
  1998, for the Period from January 1, 1998 to May 31, 1998
  and for the Years Ended December 31, 1997 and 1996........     F-8
Notes to Consolidated Financial Statements..................     F-9

The following consolidated financial statement schedule of CoreComm Limited and subsidiaries is included in Item
  14(d):

Schedule II -- Valuation and Qualifying Accounts............    F-20

The following financial statement schedule of OCOM
  Corporation Telecoms Division is included in Item 14(d):

Schedule II -- Valuation and Qualifying Accounts............    F-21

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                         REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
CoreComm Limited

     We have audited the consolidated balance sheet of CoreComm Limited and Subsidiaries as of December 31, 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for the period from April 1, 1998 (date operations commenced) to December 31, 1998. Our audit also included the financial statement schedule listed in the Index at Item 14(a) for the period from April 1, 1998 (date operations commenced) to December 31, 1998. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CoreComm Limited and Subsidiaries at December 31, 1998, and the consolidated results of their operations and their cash flows for the period from April 1, 1998 (date operations commenced) to December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                    ERNST & YOUNG LLP

New York, New York
February 26, 1999

                         REPORT OF INDEPENDENT AUDITORS

Shareholder
OCOM Corporation Telecoms Division

     We have audited the accompanying balance sheet of OCOM Corporation Telecoms Division ("OCOM") as of December 31, 1997, and the related statements of operations, parent's investment (deficiency) and cash flows for the period from January 1, 1998 to May 31, 1998 and the years ended December 31, 1997 and 1996. Our audit also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OCOM Corporation Telecoms Division at December 31, 1997, and the results of its operations and its cash flows for the period from January 1, 1998 to May 31, 1998 and the years ended December 31, 1997 and 1996 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          ERNST & YOUNG LLP

New York, New York
February 26, 1999

                       CORECOMM LIMITED AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                   THE PREDECESSOR
                                                                                       (OCOM)
                                                             DECEMBER 31, 1998    DECEMBER 31, 1997
                                                             -----------------    -----------------
                                              ASSETS
Current assets:
Cash and cash equivalents..................................    $ 26,161,000          $       --
Marketable securities......................................     110,718,000                  --
Accounts receivable-trade, less allowance for doubtful
  accounts of $742,000 (1998) and $46,000 (1997)...........       1,125,000             332,000
Due from affiliates........................................       1,954,000                  --
Inventory..................................................         150,000              80,000
Other......................................................         519,000              48,000
                                                               ------------          ----------
          Total current assets.............................     140,627,000             460,000
Fixed assets, net..........................................       3,582,000           1,269,000
Goodwill, net of accumulated amortization of $230,000......       4,028,000                  --
LMDS license costs.........................................      25,366,000                  --
Other, net of accumulated amortization of $1,000...........       2,923,000               2,000
                                                               ------------          ----------
                                                               $176,526,000          $1,731,000
                                                               ============          ==========
                               LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable.........................................    $  1,937,000          $  348,000
  Accrued expenses.........................................       4,247,000           1,062,000
  Current portion of note payable and capital lease
     obligations...........................................         133,000                  --
  Deferred revenue.........................................         411,000                  --
                                                               ------------          ----------
          Total current liabilities........................       6,728,000           1,410,000
Note payable...............................................         283,000                  --
Capital lease obligations..................................         218,000                  --
Commitments and contingent liabilities
Shareholders' equity:
  Series preferred stock -- $.01 par value, authorized
     1,000,000 shares; issued and outstanding none.........              --                  --
  Common stock -- $.01 par value; authorized 75,000,000
     shares; issued and outstanding 13,199,000 shares......         132,000                  --
Additional paid-in capital.................................     185,420,000                  --
(Deficit)..................................................     (16,255,000)                 --
Parent's investment........................................              --             321,000
                                                               ------------          ----------
                                                                169,297,000             321,000
                                                               ------------          ----------
                                                               $176,526,000          $1,731,000
                                                               ============          ==========

                            See accompanying notes.

                       CORECOMM LIMITED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    THE PREDECESSOR (OCOM)
                            FOR THE PERIOD FROM        -------------------------------------------------
                               APRIL 1, 1998           FOR THE PERIOD FROM     YEAR ENDED DECEMBER 31,
                        (DATE OPERATIONS COMMENCED)      JANUARY 1, 1998      --------------------------
                           TO DECEMBER 31, 1998          TO MAY 31, 1998         1997           1996
                        ---------------------------    -------------------    -----------    -----------
REVENUES..............         $  6,713,000                $ 1,452,000        $ 3,579,000    $ 5,103,000

COSTS AND EXPENSES
Operating.............            5,584,000                    772,000          1,581,000      3,065,000
Selling, general and
  administrative......           13,989,000                  3,205,000          5,934,000      3,119,000
Compensation charge
  from the issuance of
  stock options.......            4,586,000                         --                 --             --
Depreciation..........              749,000                    255,000            428,000        138,000
Amortization..........              231,000                      2,000             11,000         11,000
                               ------------                -----------        -----------    -----------
                                 25,139,000                  4,234,000          7,954,000      6,333,000
                               ------------                -----------        -----------    -----------
Operating (loss)......          (18,426,000)                (2,782,000)        (4,375,000)    (1,230,000)

OTHER INCOME (EXPENSE)
Interest income and
  other, net..........            2,632,000                         --             (4,000)       133,000
Interest expense......              (21,000)                        --                 --             --
                               ------------                -----------        -----------    -----------
(Loss) before income
  tax provision.......          (15,815,000)                (2,782,000)        (4,379,000)    (1,097,000)
Income tax
  provision...........             (440,000)                        --                 --             --
                               ------------                -----------        -----------    -----------
Net (loss)............         $(16,255,000)               $(2,782,000)       $(4,379,000)   $(1,097,000)
                               ============                ===========        ===========    ===========
Basic and diluted net
  (loss) per share....         $      (1.23)               $      (.21)       $      (.33)   $      (.08)
                               ============                ===========        ===========    ===========

                            See accompanying notes.

                       CORECOMM LIMITED AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
         FOR THE PERIOD FROM APRIL 1, 1998 (DATE OPERATIONS COMMENCED)
                              TO DECEMBER 31, 1998

                                              COMMON STOCK
                                         ----------------------      ADDITIONAL
                                           SHARES        PAR       PAID-IN CAPITAL     (DEFICIT)
                                         ----------    --------    ---------------    ------------
Initial contribution...................   1,200,000    $ 12,000    $    22,173,000
Capital contributions..................  11,998,000     120,000        158,658,000
Issuance of stock options..............                                  4,586,000
Exercise of warrants...................       1,000                          3,000
Net (loss) for the period from April 1,
  1998 (date operations commenced) to
  December 31, 1998....................                                               $(16,255,000)
                                         ----------    --------    ---------------    ------------
Balance, December 31, 1998.............  13,199,000    $132,000    $   185,420,000    $(16,255,000)
                                         ==========    ========    ===============    ============

                            See accompanying notes.

                       CORECOMM LIMITED AND SUBSIDIARIES

              OCOM CORPORATION TELECOMS DIVISION (THE PREDECESSOR)

                 STATEMENT OF PARENT'S INVESTMENT (DEFICIENCY)
          FOR THE PERIOD FROM JANUARY 1, 1998 THROUGH MAY 31, 1998 AND
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

Balance, December 31, 1995..................................    $   207,000
Capital contributions.......................................        682,000
Net loss for the year ended December 31, 1996...............     (1,097,000)
                                                                -----------
Balance, December 31, 1996..................................       (208,000)
Capital contributions.......................................      4,908,000
Net loss for the year ended December 31, 1997...............     (4,379,000)
                                                                -----------
Balance, December 31, 1997..................................        321,000
Capital contributions.......................................      4,261,000
Net loss for the period ended May 31, 1998..................     (2,782,000)
                                                                -----------
Balance, May 31, 1998.......................................    $ 1,800,000
                                                                ===========

                            See accompanying notes.

                       CORECOMM LIMITED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       THE PREDECESSOR (OCOM)
                                                              FOR THE PERIOD   ---------------------------------------
                                                              FROM APRIL 1,      FOR THE
                                                                1998 (DATE     PERIOD FROM
                                                                OPERATIONS     JANUARY 1,
                                                              COMMENCED) TO      1998 TO      YEAR ENDED DECEMBER 31,
                                                               DECEMBER 31,      MAY 31,     -------------------------
                                                                   1998           1998          1997          1996
                                                              --------------   -----------   -----------   -----------
OPERATING ACTIVITIES
Net (loss)..................................................  $ (16,255,000)   $(2,782,000)  $(4,379,000)  $(1,097,000)
Adjustments to reconcile net (loss) to net cash used in
  operating activities:
  Depreciation and amortization.............................        980,000        257,000       439,000       149,000
  Compensation charge from the issuance of stock options....      4,586,000             --            --            --
  (Gain) loss on disposal of fixed assets...................          2,000             --         4,000        (1,000)
  Inventory reserve.........................................             --             --        78,000            --
  Provision for losses on accounts receivable...............        501,000         92,000        46,000            --
  Accretion of interest on marketable securities............       (639,000)            --            --            --
  Other.....................................................       (121,000)            --            --            --
  Changes in operating assets and liabilities, net of effect from business acquisitions:
    Accounts receivable.....................................       (480,000)      (262,000)      129,000       129,000
    Due from affiliates.....................................     (1,954,000)            --            --            --
    Inventory...............................................        (82,000)        20,000      (158,000)           --
    Other current assets....................................       (205,000)      (199,000)       79,000         7,000
    Other assets............................................     (2,824,000)            --            --            --
    Accounts payable........................................      1,261,000       (311,000)      169,000        82,000
    Accrued expenses........................................      2,814,000       (453,000)      116,000       230,000
    Deferred revenue........................................         94,000
                                                              -------------    -----------   -----------   -----------
Net cash (used in) operating activities.....................    (12,322,000)    (3,638,000)   (3,477,000)     (501,000)
INVESTING ACTIVITIES
Purchase of fixed assets....................................     (2,344,000)      (623,000)   (1,435,000)     (183,000)
Proceeds from disposal of fixed assets......................          3,000             --         4,000         2,000
Purchase of marketable securities...........................   (110,079,000)            --            --            --
                                                              -------------    -----------   -----------   -----------
Net cash (used in) investing activities.....................   (112,420,000)      (623,000)   (1,431,000)     (181,000)
FINANCING ACTIVITIES
Capital contributions.......................................    150,904,000      4,261,000     4,908,000       682,000
Exercise of warrants........................................          3,000             --            --            --
Principal payments of capital lease obligations.............         (4,000)            --            --            --
                                                              -------------    -----------   -----------   -----------
Net cash provided by financing activities...................    150,903,000      4,261,000     4,908,000       682,000
                                                              -------------    -----------   -----------   -----------
Increase in cash and cash equivalents.......................     26,161,000             --            --            --
Cash and cash equivalents at beginning of period............             --             --            --            --
                                                              -------------    -----------   -----------   -----------
Cash and cash equivalents at end of period..................  $  26,161,000    $        --   $        --   $        --
                                                              =============    ===========   ===========   ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest......................................  $       4,000    $        --   $        --   $        --
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES
Capital contributions of noncash net assets.................  $  30,059,000    $        --   $        --   $        --
Liabilities incurred to acquire fixed assets................        175,000             --            --            --

                            See accompanying notes.

                       CORECOMM LIMITED AND SUBSIDIARIES
             AND ITS PREDECESSOR OCOM CORPORATION TELECOMS DIVISION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND BUSINESS

     CoreComm Limited (the "Company"), formerly a wholly-owned subsidiary of Cellular Communications of Puerto Rico, Inc. ("CCPR"), was formed in March 1998 (operations commenced in April 1998) in order to succeed to the businesses and assets that were operated by OCOM Corporation and as an appropriate vehicle to pursue new telecommunications opportunities outside of Puerto Rico and the U.S. Virgin Islands. In September 1998, CCPR made a cash contribution to the Company of $150,000,000 and distributed 100% of the outstanding shares of the Company on a one-for-one basis to CCPR's shareholders.

     The Company's competitive local exchange carrier ("CLEC"), cellular long distance, landline long distance and cellular resale businesses were formerly owned and operated by OCOM Corporation Telecoms Division ("OCOM"). CCPR acquired the operating assets and related liabilities of these businesses from OCOM on June 1, 1998. OCOM is the predecessor business to the Company.

     In addition to the businesses acquired from OCOM, the Company also sells pre-paid cellular service through the sale of pre-paid cards, provides centralized telecommunications services ("Centrex"), provides a full range of Internet services for both home and business customers through its Internet Service Provider ("ISP") subsidiary and provides paging service and pager repairs. The Company's customers are located throughout the United States, although much of the Company's business is conducted in Ohio. The Company does not own any facilities, except for certain ISP facilities. Instead, it purchases capacity on a wholesale basis pursuant to contracts and sells it at retail rates to end users. The Company depends upon the facilities-based carriers to maintain the quality of their service to the Company's customers. Also, except for pre-paid cellular service, the Company depends upon the facilities-based carriers for accurate and prompt billing information in order for the Company to bill its customers. In addition, all of the Company's lines of business are highly competitive which results in pricing pressure and increasing customer acquisition costs, and primarily all are dependent upon trends in the use of communications service.

     The following are the revenues from external customers for each of the Company's communications services:

                                       FOR THE PERIOD FROM              THE PREDECESSOR (OCOM)
                                          APRIL 1, 1998      ---------------------------------------------
                                        (DATE OPERATIONS     FOR THE PERIOD FROM   YEAR ENDED DECEMBER 31,
                                          COMMENCED) TO        JANUARY 1, 1998     -----------------------
                                        DECEMBER 31, 1998      TO MAY 31, 1998        1997         1996
                                       -------------------   -------------------   ----------   ----------
CLEC and landline long distance......      $1,976,000            $  217,000        $  167,000   $  104,000
Cellular long distance...............       1,035,000             1,034,000         3,352,000    4,999,000
Centrex..............................       1,017,000                    --                --           --
Wireless (including pre-paid
  cellular)..........................       2,530,000               201,000            60,000           --
ISP..................................         155,000                    --                --           --
                                           ----------            ----------        ----------   ----------
                                           $6,713,000            $1,452,000        $3,579,000   $5,103,000
                                           ==========            ==========        ==========   ==========

     In February 1999, the Company entered into an agreement to acquire MegsInet, Inc., a national Internet network and regional telecommunications provider. The Company will purchase 100% of MegsInet's stock for a total consideration of approximately $16.75million in cash plus approximately 1.4 million shares of the Company's common stock. This transaction is subject to certain conditions, including the registration of the Company's stock to be issued.

                       CORECOMM LIMITED AND SUBSIDIARIES
             AND ITS PREDECESSOR OCOM CORPORATION TELECOMS DIVISION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1.  ORGANIZATION AND BUSINESS (CONTINUED)
     Also in February 1999, the Company entered into an agreement to acquire certain assets of USN Communications, Inc., a CLEC reseller. Completion of this transaction is conditioned upon approval by the Bankruptcy Court presiding over USN's Chapter 11 case, in which third parties may bid for the same assets.
2.  SIGNIFICANT ACCOUNTING POLICIES

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Principles of Consolidation

     The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and those entities where the Company's interest is greater than 50%. Significant intercompany accounts and transactions have been eliminated in consolidation.

  Cash Equivalents

     Cash equivalents are short-term highly liquid investments purchased with a maturity of three months or less. Cash equivalents were $20,995,000 at December 31, 1998 and consisted of corporate commercial paper.

  Marketable Securities

     Marketable securities are classified as available-for-sale, which are carried at fair value. Unrealized holding gains and losses on securities, net of tax, are carried as a separate component of shareholders' equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other than temporary will be included in interest income. The cost of securities sold or matured is based on the specific identification method. Interest on securities is included in interest income.

     Marketable securities at December 31, 1998 consisted of a certificate of deposit and corporate commercial paper. During the period from April 1, 1998 (date operations commenced) to December 31, 1998, there were no realized gains or losses on sales of securities. All of the marketable securities as of December 31, 1998 had a contractual maturity of less than one year.

  Inventory

     Inventory consists principally of telephones, pagers and accessories and is stated at the lower of cost or market. Cost is determined by specific identification or the first-in, first-out method.

  Financial Instruments

     The carrying value of all financial instruments approximates their fair value due to the short maturity of the respective instruments.

  Fixed Assets

     Fixed assets are stated at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the assets. Estimated useful lives are as follows: operating equipment -- 5 or 15 years, computer

                       CORECOMM LIMITED AND SUBSIDIARIES
             AND ITS PREDECESSOR OCOM CORPORATION TELECOMS DIVISION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) hardware and software -- 3 or 5 years and other equipment -- 2 to 7 years, except for leasehold improvements for which the estimated useful lives are the term of the lease.

     Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying value of the asset.

  Goodwill

     Goodwill is the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for as purchases. Goodwill is amortized on a straight-line basis over the 10 year period benefited. The Company continually reviews the recoverability of the carrying value of goodwill using the same methodology that it uses for the evaluation of its other long-lived assets.

  LMDS License Costs

     The costs incurred to acquire the Local Multipoint Distribution Service ("LMDS") licenses from the Federal Communications Commission (the "FCC") were deferred and will be amortized on a straight-line basis over the term of the licenses upon the commencement of operations. The Company continually reviews the recoverability of the carrying value of LMDS licenses using the same methodology that it uses for the evaluation of its other long-lived assets.

  Noncompetition Agreements

     Other assets include noncompetition agreements obtained in connection with an acquisition which were valued at an aggregate of $100,000. The noncompetition agreements are being charged to expense on a straight-line basis over the noncompetition period of 5 years.

  Net (Loss) Per Share

     The Company reports its net (loss) per share in accordance with the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". The denominator for the basic and diluted net loss per common share computations was 13,190,000, 13,184,000, 13,075,000 and 13,196,000 for the period from April 1, 1998 (date operations commenced) to December 31, 1998, for the period from January 1, 1998 to May 31, 1998 and for the years ended December 31, 1997 and 1996, respectively. These weighted average shares are equivalent to CCPR's historical weighted average shares (since CCPR shareholders received one share of the Company for each CCPR share owned), plus the Company's weighted average shares in the 1998 period. The shares issuable upon the exercise of stock options and warrants are excluded from the calculation of net loss per share as their effect would be antidilutive.

  Revenue Recognition

     Telecommunications revenue is recognized at the time service is provided to the customer. Charges for services that are billed in advance are deferred and recognized when earned.

                       CORECOMM LIMITED AND SUBSIDIARIES
             AND ITS PREDECESSOR OCOM CORPORATION TELECOMS DIVISION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
  Advertising Expense

     The Company charges the cost of advertising to expense as incurred. Advertising expense for the period from April 1, 1998 (date operations commenced) to December 31, 1998, for the period from January 1, 1998 to May 31, 1998 and for the years ended December 31, 1997 and 1996 were $812,000, $79,000, $127,000 and $350,000, respectively.

  Stock-Based Compensation

     The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock option plans.

3.  RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company adopted SFAS No. 130 in 1998, which had no effect on the consolidated financial statements.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company adopted SFAS No. 131 in 1998, which had no effect on the consolidated financial statements since the Company operates in one business segment.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in fiscal years beginning after June 15, 1999. Management does not anticipate that the adoption of the new standard will have a significant effect on the results of operations, financial condition or cash flows of the Company.

4.  ACQUISITIONS

     In April and June 1998, CCPR acquired the stock of Digicom, Inc. and certain operating assets and related liabilities of JeffRand Corp. (known as the Wireless Outlet) and OCOM Corporation. CCPR contributed these businesses to the Company. These acquisitions were accounted for as purchases by CCPR, and, accordingly, the net assets and results of operations of the acquired businesses have been included in the consolidated financial statements from the dates of acquisition. The contribution of the assets from CCPR to the Company was accounted for at historical cost in a manner consistent with a transfer of entities under common control which is similar to that used in a "pooling of interests". The Company's financial statements include the results of the contributed companies for all periods owned by CCPR. In November 1998, a wholly-owned subsidiary of the Company acquired substantially all of the assets and certain liabilities of Stratos Internet Group, Inc. ("Stratos"), an ISP in the Cleveland-Akron, Ohio area. This acquisition has been accounted for as a purchase, and, accordingly, the net assets and results of operations of Stratos have been included in the consolidated financial statements from the date of acquisition.

                       CORECOMM LIMITED AND SUBSIDIARIES
             AND ITS PREDECESSOR OCOM CORPORATION TELECOMS DIVISION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.  ACQUISITIONS (CONTINUED)
     A summary of the allocation of the aggregate purchase price is as follows:

Cash........................................................    $4,887,000
Note payable................................................       362,000
                                                                ----------
Aggregate purchase price....................................     5,249,000
Net assets acquired:
Current assets..............................................     1,600,000
Fixed assets................................................     1,817,000
Current liabilities.........................................    (2,251,000)
Capital lease obligations...................................      (275,000)
                                                                ----------
                                                                   891,000
                                                                ----------
Excess purchase price.......................................     4,358,000
Allocated to:
Noncompetition agreements...................................       100,000
                                                                ----------
Goodwill....................................................    $4,258,000
                                                                ==========

     The pro forma unaudited consolidated results of operations for the years ended December 31, 1998 and 1997 assuming consummation of the acquisitions and receipt of the capital contributions from CCPR as of January 1, 1997 are as follows. The pro forma net (loss) and basic and diluted net (loss) per share do not give effect to interest income that may have been earned had the $150,000,000 cash capital contribution from CCPR been made on January 1, 1997.

                                                      YEAR ENDED DECEMBER 31,
                                                     -------------------------
                                                        1998           1997
                                                     -----------    ----------
                                                            (UNAUDITED)
Total revenue......................................  $11,499,000    $9,829,000
Net (loss).........................................  (19,132,000)   (7,303,000)
Basic and diluted net (loss) per share.............        (1.45)         (.56)

5.  LMDS LICENSE COSTS

     A wholly-owned subsidiary of CCPR, Cortelyou Communications Corp. ("Cortelyou") was the successful bidder, for an aggregate of $25,241,000, for 15 Block A LMDS licenses in Ohio. LMDS frequencies are expected to be used for the provision of voice, data, video and Internet services to businesses and homes in competition with incumbent local exchange telephone companies and/or cable television operators. The FCC has allocated two blocks of frequencies to be licensed in each of the 493 Basic Trading Areas in the United States and its territories based on an auction that commenced in February 1998 and ended in March 1998. In June 1998, CCPR funded Cortelyou's payment of its bid and the FCC issued the licenses. Costs of $125,000 were incurred in connection with the auction and the license acquisition. CCPR contributed Cortelyou to the Company.

                       CORECOMM LIMITED AND SUBSIDIARIES
             AND ITS PREDECESSOR OCOM CORPORATION TELECOMS DIVISION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.  FIXED ASSETS

     Fixed assets consist of:

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1998          1997
                                                              ----------    ----------
Operating equipment.........................................  $  720,000    $       --
Computer hardware and software..............................   2,450,000     1,640,000
Other equipment.............................................     987,000       566,000
Construction in progress....................................       5,000            --
                                                              ----------    ----------
                                                               4,162,000     2,206,000
Accumulated depreciation....................................    (580,000)     (937,000)
                                                              ----------    ----------
                                                              $3,582,000    $1,269,000
                                                              ==========    ==========

7.  ACCRUED EXPENSES

     Accrued expenses consist of:

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1998          1997
                                                              ----------    ----------
Payroll and related.........................................  $1,263,000    $  433,000
Professional fees...........................................     527,000       204,000
Taxes excluding income taxes................................   1,246,000       108,000
Advertising.................................................     175,000       115,000
Other.......................................................   1,036,000       202,000
                                                              ----------    ----------
                                                              $4,247,000    $1,062,000
                                                              ==========    ==========

8.  NOTE PAYABLE

     The Company issued a note payable in the amount of $362,000 in connection with the Stratos acquisition. Interest on the note accrues at 5.542% per annum. The note is payable in twelve consecutive quarterly payments of principal and interest of $33,000 commencing in May 1999 and is collateralized by the assets acquired from Stratos. The Company recorded approximately $1,000 of interest expense in 1998. As of December 31, 1998, $80,000 of the balance was included in current liabilities and $283,000 was recorded as note payable.

                       CORECOMM LIMITED AND SUBSIDIARIES
             AND ITS PREDECESSOR OCOM CORPORATION TELECOMS DIVISION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.  LEASES

     The Company has capital leases for certain of its operating equipment. At December 31, 1998, leased property included in operating equipment aggregated $258,000 with accumulated depreciation of $7,000. Future minimum annual payments under these leases at December 31, 1998 are as follows:

YEAR ENDING DECEMBER 31,
1999........................................................  $ 81,000
2000........................................................    81,000
2001........................................................    81,000
2002........................................................    81,000
2003........................................................    21,000
                                                              --------
                                                               345,000
Interest at 11.5%...........................................   (74,000)
                                                              --------
Present value of minimum obligations........................   271,000
Current portion.............................................   (53,000)
                                                              --------
                                                              $218,000
                                                              ========

     As of December 31, 1998, the Company had leases for office space and equipment which extend through 2009. Total rent expense for the period from April 1, 1998 (date operations commenced) to December 31, 1998, the period from January 1, 1998 to May 31, 1998 and for the years ended December 31, 1997 and 1996 under operating leases was $354,000, $98,000, $131,000 and $60,000, respectively.

     Future minimum annual lease payments under noncancellable operating leases at December 31, 1998 are: $1,559,000 (1999); $1,764,000 (2000); $1,740,000
(2001); $1,753,000 (2002); $1,467,000 (2003) and $5,909,000 thereafter.

10.  COMPENSATION CHARGE

     The compensation charge of $4,586,000 in 1998 is a non-cash charge recorded in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," as a one time charge related to the issuance of the Company's stock options to holders of CCPR's stock options in connection with the Company's distribution to CCPR's shareholders.

11.  RELATED PARTY TRANSACTIONS

     Certain officers and directors of the Company are also officers or directors of NTL Incorporated ("NTL"). NTL provides certain corporate management, financial, legal and technical services to the Company. Amounts charged to the Company by NTL consist of salaries and direct costs where identifiable and 30% of NTL's corporate overhead. It is not practicable to determine the amount of expenses that would have been incurred had the Company operated as an unaffiliated entity. In the opinion of management, this allocation method is reasonable. In 1998, NTL charged the Company $313,000 which is included in general and administrative expenses.

     The Company's relationship with CCPR is governed by agreements entered into in connection with the distribution, including a Tax Disaffiliation Agreement. The Tax Disaffiliation Agreement details the respective obligations concerning various tax liabilities and provides for cooperation with respect to certain tax matters, the exchange of information and the retention of records.

                       CORECOMM LIMITED AND SUBSIDIARIES
             AND ITS PREDECESSOR OCOM CORPORATION TELECOMS DIVISION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.  RELATED PARTY TRANSACTIONS (CONTINUED)
     OCOM provided, and now a subsidiary of the Company provides, billing and software development services to subsidiaries of CCPR and subsidiaries of NTL. Certain officers and directors of the Company are officers and directors of CCPR. Beginning in 1997, the Company charged amounts in excess of its costs to provide these services. General and administrative expenses were reduced by $275,000, $138,000, and $217,000 for the period from April 1, 1998 (date operations commenced) to December 31, 1998, the period from January 1, 1998 to May 31, 1998 and for the year ended December 31, 1997, respectively, as a result of these charges.

     At December 31, 1998, due from affiliates included $128,000 due from CCPR and $1,826,000 due from NTL.

12.  401(k) PLAN

     A subsidiary of the Company sponsors a 401(k) Plan in which all full-time employees of that subsidiary who have completed 90 days of employment and are 21 years of age may participate. The Company's matching contribution is determined annually by the Board of Directors. Participants may make salary deferral contributions of 1% to 15% of their compensation not to exceed the maximum allowed by law. The expense for the period from April 1, 1998 (date operations commenced) to December 31, 1998, the period from January 1, 1998 to May 31, 1998 and for the years ended December 31, 1997 and 1996 was $103,000, $29,000, $126,000 and $46,000, respectively.

13.  SHAREHOLDERS' EQUITY

  Shareholder Rights Plan

     The Rights Agreement provides that one Right will be issued with each share of common stock issued on or after the date of distribution. The Rights become exercisable upon the occurrence of certain potential takeover events and will expire in December 2010 unless previously redeemed by the Company. When exercisable, each Right entitles the owner to purchase from the Company 1/100 of a share of Series A Junior Participating Preferred Stock ("Series A Preferred Stock") at a purchase price of $100.

     The Series A Preferred Stock will be entitled to a minimum preferential quarterly dividend payment of $.01 per share and will be entitled to an aggregate dividend of 100 times the dividend, if any, declared per share of common stock. In the event of liquidation, the holders of Series A Preferred Stock will be entitled to a minimum preferential liquidation payment of $100 per share and will be entitled to an aggregate payment of 100 times the payment made per share of the common stock. Each share of Series A Preferred Stock will have 100 votes and will vote together with the common stock. In the event of any merger, consolidation or other transaction in which shares of common stock are changed or exchanged, each share of Series A Preferred Stock will be entitled to receive 100 times the amount received per share of common stock. The rights are protected by customary antidilution provisions.

     The 1,000,000 authorized shares of Series Preferred Stock are designated Series A Preferred Stock. No shares of Series A Preferred Stock are issued or outstanding.

  Warrants and Stock Options

     In connection with the distribution of the Company to CCPR's shareholders, the Company issued warrants to purchase shares of common stock to holders of CCPR stock options who elected to receive warrants as follows: (1) warrants to purchase an aggregate of 1,913,000 shares of common stock at an exercise price of $13.18 per share which expire in 2005, (2) warrants to purchase an aggregate of 4,000 shares of

                       CORECOMM LIMITED AND SUBSIDIARIES
             AND ITS PREDECESSOR OCOM CORPORATION TELECOMS DIVISION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13.  SHAREHOLDERS' EQUITY (CONTINUED)
common stock at an exercise price of $13.18 per share which expire in 2003 and
(3) warrants to purchase an aggregate of 819,000 shares of common stock at an exercise price of $15.82 which expire in 2005. As of December 31, 1998, there were 2,735,000 shares of common stock reserved for issuance upon the exercise of warrants.

     There are 6,000,000 shares of common stock reserved for issuance under the 1998 Stock Option Plan (the "Plan"). The Plan provides that incentive stock options be granted at the fair market value of the Company's common stock on the date of grant, and nonqualified stock options be granted at a price determined by the Compensation and Option Committee. Options are exercisable as to 20% of the shares subject thereto on the date of grant and become exercisable as to an additional 20% of the shares subject thereto on each January 1 thereafter, while the optionee remains an employee of the Company. Options will expire ten years after the date of the grant.

     In connection with the distribution of the Company to CCPR's shareholders, the Company issued approximately 834,000 options to purchase shares of the Company's common stock to holders of CCPR stock options who elected to receive options.

     Pro forma information regarding net loss and net loss per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee warrants and stock options under the fair value method of that Statement. The fair value for these warrants and options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 1998: risk-free interest rate of 5.02%, dividend yield of 0%, volatility factor of the expected market price of the Company's common stock of .810, and a weighted-average expected life of the warrants and options of 8.1 years.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's warrants and stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its warrants and stock options.

     For purposes of pro forma disclosures, the estimated fair value of the warrants and options is amortized to expense over the warrants and options' vesting periods. Following is the Company's pro forma information for the period from April 1, 1998 (date operations commenced) to December 31, 1998:

Pro forma net (loss)........................................    $(48,015,000)
Pro forma net (loss) per share -- basic and diluted.........    $      (3.64)

                       CORECOMM LIMITED AND SUBSIDIARIES
             AND ITS PREDECESSOR OCOM CORPORATION TELECOMS DIVISION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13.  SHAREHOLDERS' EQUITY (CONTINUED)
     A summary of the Company's warrants and stock option activity and related information for the period from April 1, 1998 (date operations commenced) to December 31, 1998 follows:

                                                   NUMBER OF         WEIGHTED-
                                                  WARRANTS AND        AVERAGE
                                                    OPTIONS        EXERCISE PRICE
                                                  ------------    ----------------
Granted.........................................   4,341,000           $12.39
Exercised.......................................      (1,000)           13.18
Forfeited.......................................          --               --
                                                   ---------
Outstanding -- end of period....................   4,340,000           $12.39
                                                   =========
Exercisable at end of period....................   3,056,000           $13.52
                                                   =========

     Weighted-average fair value of warrants and options, calculated using the Black-Scholes option pricing model, granted during 1998 is $9.74.

     The following table summarizes the status of the stock options outstanding and exercisable at December 31, 1998:

                                  STOCK OPTIONS OUTSTANDING             STOCK OPTIONS EXERCISABLE
                          ------------------------------------------   ----------------------------
                                       WEIGHTED-
                                       REMAINING    WEIGHTED-AVERAGE
                          NUMBER OF   CONTRACTUAL       EXERCISE       NUMBER OF   WEIGHTED-AVERAGE
RANGE OF EXERCISE PRICES   OPTIONS       LIFE            PRICE          OPTIONS     EXERCISE PRICE
------------------------  ---------   -----------   ----------------   ---------   ----------------
$ 0.05 to $ 0.66........    414,000    9.7 Years        $ 0.382          83,000        $ 0.382
$ 6.22 to $ 6.81........     43,000    9.7 Years        $ 6.660           8,000        $ 6.660
$11.88 to $13.18........  1,148,000    9.7 Years        $13.157         230,000        $13.157
                          ---------                                     -------
          Total.........  1,605,000                                     321,000
                          =========                                     =======

14.  INCOME TAXES

     The provision for income taxes for the period from April 1, 1998 (date operations commenced) to December 31, 1998 consists of the following:

Current:
  Federal...................................................  $     --
  State and local...........................................   440,000
                                                              --------
Total current...............................................   440,000
                                                              --------
Deferred:
  Federal...................................................        --
  State and local...........................................        --
                                                              --------
Total deferred..............................................        --
                                                              --------
                                                              $440,000
                                                              ========

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

                       CORECOMM LIMITED AND SUBSIDIARIES
             AND ITS PREDECESSOR OCOM CORPORATION TELECOMS DIVISION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14.  INCOME TAXES (CONTINUED)
Significant components of the Company's deferred tax liabilities and assets as of December 31, 1998 are as follows:

Deferred tax liabilities:
  Tax over book depreciation and amortization...............    $    58,000

Deferred tax assets:
  Net operating losses......................................      5,419,000
  Allowance for doubtful accounts...........................        301,000
  Amortization of goodwill..................................         24,000
                                                                -----------
                                                                  5,744,000
  Valuation allowance for deferred tax assets...............     (5,686,000)
                                                                -----------
Net deferred tax assets.....................................         58,000
                                                                -----------
Net deferred tax liabilities................................    $        --
                                                                ===========

     At December 31, 1998, the Company had net operating loss carryforwards of approximately $13,400,000 for federal income tax purposes that expire in 2018. Since the Company cannot file a consolidated federal income tax return, the net operating loss carryforward can only be utilized by the subsidiary that generated the loss. The net deferred tax assets of $5,686,000 have been fully offset by a valuation allowance due to the uncertainty of realizing such tax benefit.

     The reconciliation of income taxes computed at U.S. federal statutory rates to income tax expense for the period from April 1, 1998 (date operations commenced) to December 31, 1998 is as follows:

Benefit at federal statutory rate (35%).....................  $ 5,689,000
State and local income taxes................................      440,000
Expenses not deductible for tax purposes....................   (1,623,000)
Foreign income not subject to U.S. tax......................      846,000
U.S. losses with no benefit.................................   (4,912,000)
                                                              -----------
                                                              $   440,000
                                                              ===========

15.  COMMITMENTS AND CONTINGENT LIABILITIES

     As of December 31, 1998, the Company has purchase commitments of approximately $2,200,000 outstanding.

     The Company is involved in various disputes, arising in the ordinary course of its business, which may result in pending or threatened litigation. None of these matters are expected to have a material adverse effect on the Company's financial position, results of operations or cash flows.

                       CORECOMM LIMITED AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                COL. A                      COL. B              COL. C              COL. D          COL. E
---------------------------------------  ------------   -----------------------   -----------   --------------
                                                               ADDITIONS
                                                        -----------------------
                                                           (1)          (2)
                                                        ----------   ----------
                                                                     CHARGED TO
                                          BALANCE AT    CHARGED TO     OTHER
                                         BEGINNING OF   COSTS AND    ACCOUNTS-    DEDUCTIONS-   BALANCE AT END
DESCRIPTION                                 PERIOD       EXPENSES     DESCRIBE     DESCRIBE       OF PERIOD
-----------                              ------------   ----------   ----------   -----------   --------------
For the period from April 1, 1998 (date
  operations commenced) to December 31,
  1998:
Allowance for doubtful accounts........       $--        $501,000        $--       $241,000(a)     $742,000

---------------
(a) Uncollectible accounts written off, net of recoveries, of $117,000 offset by $358,000 allowance for doubtful accounts as of acquisition date from business combinations.

                       OCOM CORPORATION TELECOMS DIVISION

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                COL. A                     COL. B              COL. C              COL. D          COL. E
--------------------------------------  ------------   -----------------------   -----------   --------------
                                                              ADDITIONS
                                                       -----------------------
                                                          (1)          (2)
                                                       ----------   ----------
                                                                    CHARGED TO
                                         BALANCE AT    CHARGED TO     OTHER
                                        BEGINNING OF   COSTS AND    ACCOUNTS-    DEDUCTIONS-   BALANCE AT END
DESCRIPTION                                PERIOD       EXPENSES     DESCRIBE     DESCRIBE       OF PERIOD
-----------                             ------------   ----------   ----------   -----------   --------------
For the period from January 1, 1998 to
  May 31, 1998:
  Allowance for doubtful accounts.....    $46,000       $92,000         $--        $60,000(a)     $78,000
For the year ended December 31, 1997:
  Allowance for doubtful accounts.....    $    --       $46,000         $--        $    --        $46,000

---------------
(a) Uncollectible accounts written off, net of recoveries.