Form 10-Q
period 1999-03-31
CORECOMM LTD
filed 1999-05-17
CIK 1064724

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


Commission File No.                  0-24521
                    ------------------------------------------------------------


                                CORECOMM LIMITED
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Bermuda                                   Not Applicable
------------------------------------        ------------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
 of incorporation or organization)

            Cedar House                          Secretary CoreComm Limited
          41 Cedar Avenue                           110 East 59th Street
     Hamilton, HM 12, Bermuda                        New York, NY  10022
          (441) 295-2244                               (212) 906-8485
--------------------------------------------------------------------------------
 (Address, including zip code, and          (Name, address, including zip code,
 telephone number, including area             and telephone number, including
  code of Registrant's principal               area code of agent for service)
         executive offices)

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

The number of shares outstanding of the issuer's common stock as of March 31, 1999 was 13,239,699.

                        CoreComm Limited and Subsidiaries



                                      Index



PART I.  FINANCIAL INFORMATION                                             Page
------   ---------------------                                             ----

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets -
         March 31, 1999 and December 31, 1998 ............................    2

         Condensed Consolidated Statements of Operations -
         Three months ended March 31, 1999 and March 31, 1998 ............    3

         Condensed Consolidated Statement of Shareholders' Equity -
         Three months ended March 31, 1999 ...............................    4

         Condensed Consolidated Statements of Cash Flows -
         Three months ended March 31, 1999 and March 31, 1998.............    5

         Notes to Condensed Consolidated Financial Statements ............    6

Item 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition ..............................   10

Item 3.  Quantitative and Qualitative Disclosure about Market Risk .......   14

PART II. OTHER INFORMATION
-------  -----------------

Item 6.  Exhibits and Reports on Form 8-K ................................   15

SIGNATURES................................................................   16
----------

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                        CoreComm Limited and Subsidiaries

                      Condensed Consolidated Balance Sheets

                                                                  March 31,          December 31,
                                                                    1999                 1998
                                                            -----------------------------------------
                                                                 (Unaudited)           (See Note)
ASSETS
Current assets:
   Cash and cash equivalents                                   $  37,838,000         $  26,161,000
   Marketable securities                                          87,471,000           110,718,000
   Accounts receivable-trade, less allowance for doubtful
     accounts of $753,000 (1999) and $742,000 (1998)               1,724,000             1,125,000
   Due from affiliates                                             2,780,000             1,954,000
   Inventory                                                         203,000               150,000
   Other                                                           1,052,000               519,000
                                                               -----------------------------------
Total current assets                                             131,068,000           140,627,000

Fixed assets, net                                                  5,282,000             3,582,000
Goodwill, net of accumulated amortization of
    $375,000 (1999) and $230,000 (1998)                            3,916,000             4,028,000
LMDS license costs                                                25,366,000            25,366,000
Other, net of accumulated amortization of $7,000 (1999)
    and $1,000 (1998)                                              5,440,000             2,923,000
                                                               -----------------------------------
                                                               $ 171,072,000         $ 176,526,000
                                                               ===================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                            $   2,093,000         $   1,937,000
   Accrued expenses                                                4,574,000             4,247,000
   Current portion of note payable and capital
       lease obligations                                             170,000               133,000
   Deferred revenue                                                  466,000               411,000
                                                               -----------------------------------
Total current liabilities                                          7,303,000             6,728,000

Note payable                                                         252,000               283,000
Capital lease obligations                                            204,000               218,000
Commitments and contingent liabilities

Shareholders' equity:
   Series preferred stock - $.01 par value, authorized
       1,000,000 shares; issued and outstanding none                       -                     -
   Common stock - $.01 par value;  authorized  75,000,000
       shares; issued and outstanding 13,240,000 (1999)
       and 13,199,000 (1998) shares                                  132,000               132,000
   Additional paid-in capital                                    185,958,000           185,420,000
   (Deficit)                                                     (22,777,000)          (16,255,000)
                                                               -----------------------------------
                                                                 163,313,000           169,297,000
                                                               -----------------------------------
                                                               $ 171,072,000          $176,526,000
                                                               ===================================

Note: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date.

See accompanying notes.

                       CoreComm Limited and Subsidiaries

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                              The Predecessor
                                                                   (OCOM)
                                            Three Months       Three Months
                                               Ended               Ended
                                             March 31,           March 31,
                                               1999                1998
                                        --------------------------------------
REVENUES                                   $  3,596,000        $    853,000

COSTS AND EXPENSES
Operating                                     2,848,000             435,000
Selling, general and administrative           5,784,000           1,766,000
Corporate                                     2,292,000                   -
Depreciation                                    428,000             142,000
Amortization                                    151,000               2,000
                                           --------------------------------
                                             11,503,000           2,345,000
                                           --------------------------------
Operating (loss)                             (7,907,000)         (1,492,000)

OTHER INCOME (EXPENSE)
Interest income and other, net                1,564,000                   -
Interest expense                                (14,000)                  -
                                           --------------------------------
(Loss) before income tax provision           (6,357,000)         (1,492,000)
Income tax provision                           (165,000)                  -
                                           --------------------------------
Net (loss)                                 $ (6,522,000)       $ (1,492,000)
                                           ================================

Basic and diluted net (loss) per share     $       (.49)              $(.11)
                                           ================================

Weighted average shares                      13,212,000          13,182,000
                                           ================================

See accompanying notes.

                       CoreComm Limited and Subsidiaries

            Condensed Consolidated Statement of Shareholders' Equity
                                   (Unaudited)



                                                     Common Stock            Additional
                                             ---------------------------      Paid-In
                                                 Shares          Par          Capital           (Deficit)
                                             --------------------------------------------------------------

Balance, December 31, 1998                   13,199,000     $ 132,000      $ 185,420,000      $ (16,255,000)
Exercise of stock options                        41,000                          538,000
Net (loss) for the three months ended
  March 31, 1999                                                                                 (6,522,000)
                                             --------------------------------------------------------------
Balance, March 31, 1999                      13,240,000     $ 132,000      $ 185,958,000      $ (22,777,000)
                                             ==============================================================


See accompanying notes.

                       CoreComm Limited and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                      The Predecessor
                                                                                          (OCOM)
                                                                                       Three Months
                                                            Three Months Ended             Ended
                                                                 March 31,               March 31,
                                                                   1999                    1998
                                                            --------------------     ------------------
Net cash (used in) operating activities                        $  (9,039,000)           $ (2,130,000)

INVESTING ACTIVITIES
Purchase of fixed assets                                          (2,154,000)               (234,000)
Increase in other assets                                          (1,806,000)                      -
Purchase of marketable securities                                (45,492,000)                      -
Proceeds from sale of marketable securities                       69,643,000                       -
                                                               -------------            ------------
Net cash provided by (used in) investing activities               20,191,000                (234,000)

FINANCING ACTIVITIES
Capital contributions                                                      -               2,364,000
Principal payments of capital lease obligations                      (13,000)                      -
Proceeds from exercise of stock options                              538,000                       -
                                                               -------------            ------------
Net cash provided by financing activities                            525,000               2,364,000
                                                               -------------            ------------
Increase in cash and cash equivalents                             11,677,000                       -
Cash and cash equivalents at beginning of period                  26,161,000                       -
                                                               -------------            ------------
Cash and cash equivalents at end of period                     $  37,838,000            $          -
                                                               =============            ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest                                         $       8,000            $          -

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES
Liabilities incurred to acquire fixed assets                   $     148,000            $          -


See accompanying notes.

                        Corecomm Limited and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X . Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in fiscal years beginning after June 15, 1999. Management does not anticipate that the adoption of this standard will have a significant effect on earnings or the financial position of the Company.

The shares issuable upon the exercise of stock options and warrants are excluded from the calculation of net (loss) per share as their effect would be antidilutive.

NOTE 2.  ORGANIZATION AND BUSINESS

CoreComm Limited (the "Company"), formerly a wholly-owned subsidiary of Cellular Communications of Puerto Rico, Inc. ("CCPR"), was formed in March 1998 (operations commenced in April 1998) in order to succeed to the businesses and assets that were operated by OCOM Corporation and as an appropriate vehicle to pursue new telecommunications opportunities outside of Puerto Rico and the U.S. Virgin Islands. On June 1, 1998, CCPR acquired certain operating assets and related liabilities from OCOM Corporation Telecoms Division ("OCOM"). OCOM is the predecessor business to the Company. In September 1998, CCPR made a cash contribution to the Company of $150,000,000 and distributed 100% of the outstanding shares of the Company on a one-for-one basis to CCPR's shareholders.

                        Corecomm Limited and Subsidiaries

                                   (Unaudited)

NOTE 3.  ACQUISITIONS

In April and June 1998, CCPR acquired the stock of Digicom, Inc. and certain operating assets and related liabilities of JeffRand Corp. (known as the Wireless Outlet) and OCOM Corporation. CCPR contributed these businesses to the Company. These acquisitions were accounted for as purchases by CCPR, and, accordingly, the net assets and results of operations of the acquired businesses have been included in the consolidated financial statements from the dates of acquisition. The contribution of the assets from CCPR to the Company was accounted for at historical cost in a manner consistent with a transfer of entities under common control which is similar to that used in a "pooling of interests". The Company's financial statements include the results of the contributed companies for all periods owned by CCPR. In November 1998, a wholly-owned subsidiary of the Company acquired substantially all of the assets and certain liabilities of Stratos Internet Group, Inc. ("Stratos"), an Internet Service Provider in the Cleveland-Akron, Ohio area. This acquisition has been accounted for as a purchase, and, accordingly, the net assets and results of operations of Stratos have been included in the consolidated financial statements from the date of acquistion.

The pro forma unaudited consolidated results of operations for the three months ended March 31, 1998 assuming consummation of the completed acquisitions and receipt of the capital contributions from CCPR as of January 1, 1998 are as follows. The pro forma net (loss) and basic and diluted net (loss) per share do not give effect to interest income that may have been earned had the $150,000,000 cash capital contribution from CCPR been made on January 1, 1998.

    Total revenue ..............................  $  2,519,000
    Net (loss) .................................    (2,146,000)
    Basic and diluted net (loss) per share .....          (.16)

In February 1999, the Company entered into an agreement to acquire MegsINet, Inc., a national Internet network and regional telecommunications provider. The Company will purchase 100% of MegsINet's stock for a total consideration of approximately $16.75 million in cash plus approximately 1.4 million shares of the Company's common stock. This transaction is subject to certain conditions.

Also in February 1999, the Company entered into an agreement to acquire certain assets of USN Communications, Inc., a CLEC reseller. The Company will purchase the assets for an upfront payment of approximately $27 million, warrants to purchase 250,000 shares of CoreComm common stock at a price of $30 per share and 100,000 shares at a price of $50 per share and a contingent payment based on future results, that caps the total cash consideration at $85 million. Closing of this transaction is subject to regulatory approvals and other matters.

                        Corecomm Limited and Subsidiaries

                                   (Unaudited)


NOTE 4.  FIXED ASSETS

Fixed assets consist of:

                                              March 31,        December 31,
                                                1999               1998
                                            -------------------------------
                                             (unaudited)


     Operating equipment                    $ 1,237,000        $   720,000
     Computer hardware and software           3,088,000          2,450,000
     Other equipment                          1,769,000            987,000
     Construction in progress                   197,000              5,000
                                            ------------------------------
                                              6,291,000          4,162,000
     Accumulated depreciation                (1,009,000)          (580,000)
                                            ------------------------------
                                            $ 5,282,000        $ 3,582,000
                                            ==============================

NOTE 5.  ACCRUED EXPENSES

Accrued expenses consists of:

                                              March 31,        December 31,
                                                1999               1998
                                            -------------------------------
                                             (unaudited)

     Payroll and related                    $ 1,441,000        $ 1,263,000
     Professional fees                          442,000            527,000
     Taxes, including income taxes            1,006,000          1,246,000
     Other                                    1,685,000          1,211,000
                                            ------------------------------
                                            $ 4,574,000        $ 4,247,000
                                            ==============================

NOTE 6.  RELATED PARTY TRANSACTIONS

OCOM provided, and now a subsidiary of the Company provides, billing and software development services to subsidiaries of CCPR and subsidiaries of NTL Incorporated ("NTL"). Certain officers and directors of the Company are officers and directors of CCPR and NTL. Beginning in 1997, the Company charged amounts in excess of its costs to provide these services. General and administrative expenses were reduced by $193,000 and $82,000 in the three months ended March 31, 1999 and 1998, respectively, as a result of these charges.

At March 31, 1998, due from affiliates included $130,000 due from CCPR and $2,650,000 due from NTL. At December 31, 1998, due from affiliates included $128,000 due from CCPR and $1,826,000 due from NTL.

                        Corecomm Limited and Subsidiaries

                                   (Unaudited)


NOTE 7.  COMMITMENTS AND CONTINGENT LIABILITIES

As of March 31, 1999, the Company had purchase commitments of $3,500,000 outstanding.

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

                        CoreComm Limited and Subsidiaries


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                              RESULTS OF OPERATIONS

The following discussion of the results of operations of the Company includes a comparison to the results of operations of OCOM, the predecessor business to the Company. The Company was formed in March 1998 and did not have any prior operations. Since OCOM represents a significant portion of the Company's current business, the comparison with OCOM's historical operating results gives the reader a basis to evaluate the Company's present business. However, the historical results of OCOM may not be indicative of the Company's future results. OCOM's primary historical business is its cellular long distance resale business that has been and currently is a highly competitive segment of the long distance telephone market. OCOM and now CoreComm have diversified into other telecommunications resale businesses.

Three Months Ended March 31, 1999 and 1998
------------------------------------------

The increase in revenues to $3,596,000 from $853,000 is primarily due to acquisitions in 1998, which accounted for $2,316,000 of the increase. OCOM's revenues increased to $1,280,000 from $853,000 as a result of an increase in CLEC revenues, offset by the decline in cellular long distance revenue as a result of customers switching to other long distance providers. The Company expects this trend in its cellular long distance revenue to continue.

Operating costs increased to $2,848,000 from $435,000 primarily due to acquisitions in 1998, which accounted for $1,614,000 of the increase. Operating costs as a percentage of revenues increased to 79% from 51%. This increase is the result of the increased proportion of CLEC business, which has higher associated operating costs compared to cellular long distance.

Selling, general and administrative expenses increased to $5,784,000 from $1,766,000 as a result of increased selling and marketing costs and increased customer service costs. These costs are expected to increase in the foreseeable future.

Corporate expenses include the costs of the Company's officers and headquarters staff, the costs of operating the headquarters and costs incurred for strategic planning and evaluation of business opportunities. There were no corporate expenses in the three months ended March 31, 1998 because the Company did not commence operations until April 1, 1998.

Depreciation expense increased to $428,000 from $142,000 as a result of an increase in fixed assets, primarily computer hardware and software.

Amortization expense increased to $151,000 from $2,000 due to the amortization of goodwill from the acquisitions in 1998.

Interest income and other, net, increased to income of $1,564,000 from zero primarily due to $1,550,000 of interest income on the Company's cash, cash equivalents and marketable securities.

Interest expense increased to $14,000 from zero due to interest on the note payable and capital leases.

The income tax provision of $165,000 in 1999 is for state and local income tax.

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

In February 1999, CoreComm entered into agreements to acquire MegsINet and certain assets of USN. Approximately $16.75 million in cash will be required to complete the acquisition of MegsINet and approximately $27 million in cash (plus a potential contingent payment to be paid in 2000 that caps the total cash consideration at $85 million) will be required to complete the acquisition of the USN assets. In addition, the Company will require significant capital to fund the expansion and operations related to those acquisitions, if consummated. In the future, the Company plans to make further appropriate acquisitions which may require significant capital expenditures.

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

The Company intends to fund its near term capital expenses, operating losses and working capital requirements with cash, cash equivalents and marketable securities on hand of $125 million at March 31, 1999. The funds on hand are primarily the result of the $150 million cash capital contribution from CCPR in connection with the spin-off. Longer term, it is likely that the Company will be required to raise additional debt and/or equity financing to fully implement its goals.

                        CoreComm Limited and Subsidiaries


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Cash used in operating activities increased to $9,039,000 from $2,130,000 primarily due to the increase in the net loss to $6,522,000 from $1,492,000. The net loss increased as a result of acquisitions and an increase in selling and marketing costs and customer service expenses. Cash used in operating activities is expected to continue to increase for the same reasons.

Cash used to purchase fixed assets increased to $2,154,000 from $234,000 due to acquisitions and as a result of an increase in computer hardware and software purchases. The Company continues to expand its in-house billing capabilities and requires additional hardware for additional personnel. The increase in other assets of $1,806,000 relates to payments in connection with the pending acquisitions of MegsINet and USN.

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

     - Our evaluation of the billing, provisioning and customer service IT systems has progressed from assessments to renovation and validation. We expect to incur nominal costs to complete the renovation and validation of these systems since they are new systems that were designed to be year 2000 ready. We expect to complete these tasks by September 1999. We have engaged a consulting firm to assist us in this process.

     - Most of our IT hardware is currently year 2000 ready. Primarily all of the cost of upgrades and purchases of hardware and data communications equipment to complete the implementation of year 2000 readiness is part of our planned growth and upgrade capital expenditures in 1999 and is not expected to be significantly different than expenditures in previous years. We expect to complete these upgrades by September 1999.

                        CoreComm Limited and Subsidiaries


     - Our evaluation of the readiness of our significant vendors is still in process. We have requested information from these vendors in order to determine the extent to which we may be vulnerable to their failure to correct their own year 2000 problems. We have received responses from approximately 45% of these vendors through May 8, 1999. However, we believe that all of the facilities-based vendors that we rely upon for wholesale service, including billing data and for Internet connections, are telephone companies that are required to report their year 2000 readiness to state public utility commissions. We anticipate that such reporting will assist us in our evaluation of their readiness. Approximately 75% of the vendors who have not yet responded to our inquiries are telephone companies and other public utilities.

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

                        CoreComm Limited and Subsidiaries


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements contained herein constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. When used herein, the words, "believe," "anticipate," "should," "intend," "plan," "will," "expects," "estimates," "projects," "positioned," "strategy," and similar expressions identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from those contemplated, projected, forecasted, estimated or budgeted, whether expressed or implied, by such forward-looking statements. Such factors include the following: general economic and business conditions in Ohio and other portions of the United States, industry trends, the Company's ability to continue to design and build its network, install facilities, obtain and maintain any required government licenses or approvals and finance construction and development, all in a timely manner, at reasonable costs and on satisfactory terms and conditions, as well as assumptions about customer acceptance, churn rates, overall market penetration and competition from providers of alternative services, the impact of new business opportunities requiring significant up-front investment, Year 2000 readiness and availability, terms and deployment of capital.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes in the reported market risks since the end of the most recent fiscal year.

                        CoreComm Limited and Subsidiaries


PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

          27. Financial Data Schedule

     (b)  Reports on Form 8-K.

          During the quarter ended March 31, 1999, the Company filed a current report on Form 8-K, dated February 17, 1999, reporting under Item 5, Other Events, (a) the formation of the first "Smart Local Exchange Carrier" (Smart LEC) strategy in the U.S., and the signing of a definitive agreement to acquire MegsINet, Inc. and (b) that it had entered into a definitive agreement to acquire certain assets of USN Communications, Inc.

          No financial statements were filed with this report.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  CORECOMM LIMITED



Date:  May 11, 1999               By: /s/ J. Barclay Knapp
                                       -------------------------
                                       J. Barclay Knapp
                                       President, Chief Executive Officer and
                                       Chief Financial Officer



Date: May 11, 1999                By: /s/ Gregg Gorelick
                                       --------------------------
                                       Gregg Gorelick
                                       Vice President-Controller and Treasurer
                                       (Principal Accounting Officer)