Form 10-Q
period 1999-06-30
CORECOMM LTD
filed 1999-08-16
CIK 1064724

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1999

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

                              Yes X    No ______

The number of shares outstanding of the issuer's common stock as of June 30, 1999 was 16,146,778.

                        CoreComm Limited and Subsidiaries


                                      Index

PART I.  FINANCIAL INFORMATION                                                    Page
Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets -
           June 30, 1999 and December 31, 1998                                     2

           Condensed Consolidated Statements of Operations -
           Three and six months ended June 30, 1999, for the
            period from April 1, 1998 (date operations
            commenced) to June 30, 1998 and for the period
            from January 1, 1998 to May 31, 1998                                   3

           Condensed Consolidated Statement of Shareholders' Equity -
           Six months ended June 30, 1999                                          4

           Condensed Consolidated Statements of Cash Flows -- Six months ended
           June 30, 1999, for the
            period from April 1, 1998 (date operations
            commenced) to June 30, 1998 and for the period
            from January 1, 1998 to May 31, 1998                                   5

           Notes to Condensed Consolidated Financial Statements                    6

Item 2.    Management's Discussion and Analysis of Results of
           Operations and Financial Condition                                     12

Item 3.    Quantitative and Qualitative Disclosure about Market Risk              19

PART II.   OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders                    20

Item 6.    Exhibits and Reports on Form 8-K                                       20

SIGNATURES                                                                        21

                        CoreComm Limited and Subsidiaries


PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                        CoreComm Limited and Subsidiaries

                      Condensed Consolidated Balance Sheets

                                                                            June 30,         December 31,
                                                                              1999              1998
                                                                          -------------     -------------
                                                                           (Unaudited)        (See Note)
ASSETS
Current assets:
   Cash and cash equivalents                                              $  30,663,000     $  26,161,000
   Marketable securities                                                     45,482,000       110,718,000
   Accounts receivable-trade, less allowance for doubtful
     accounts of $23,683,000 (1999) and $742,000 (1998)                      13,870,000         1,125,000
   Due from affiliates                                                        5,472,000         1,954,000
   Other                                                                      3,638,000           669,000
                                                                          -------------     -------------
Total current assets                                                         99,125,000       140,627,000

Fixed assets, net                                                            68,570,000         3,582,000
Goodwill, net of accumulated amortization of
  $1,379,000 (1999) and $230,000 (1998)                                      75,837,000         4,028,000
LMDS license costs                                                           25,366,000        25,366,000
Other, net of accumulated amortization of
    $94,000 (1999) and $1,000 (1998)                                          2,307,000         2,923,000
                                                                          -------------     -------------
                                                                          $ 271,205,000     $ 176,526,000
                                                                          =============     =============

LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
   Accounts payable                                                       $  10,569,000     $   1,937,000
   Accrued expenses                                                          12,154,000         4,247,000
   Due to affiliate                                                             106,000                --
   Equipment payable                                                         25,991,000                --
   Current portion of notes payable and
     capital lease obligations                                                8,552,000           133,000
   Deferred revenue                                                           1,370,000           411,000
                                                                          -------------     -------------
Total current liabilities                                                    58,742,000         6,728,000

Notes payable                                                                 6,970,000           283,000
Capital lease obligations                                                     4,425,000           218,000
Commitments and contingent liabilities

Shareholders' equity:
   Series preferred stock - $.01 par value, authorized
       1,000,000 shares; issued and outstanding none                                 --                --
   Common stock - $.01 par value; authorized 75,000,000 shares; issued and outstanding 16,147,000 (1999)
       and 13,199,000 (1998) shares                                             161,000           132,000
   Additional paid-in capital                                               239,738,000       185,420,000
   (Deficit)                                                                (38,831,000)      (16,255,000)
                                                                          -------------     -------------
                                                                            201,068,000       169,297,000
                                                                          -------------     -------------
                                                                          $ 271,205,000     $ 176,526,000
                                                                          =============     =============

Note: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date.

See accompanying notes.

                        CoreComm Limited and Subsidiaries

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                       For the Period
                                                        from April 1,                   The Predecessor
                                          Three          1998 (date                          (OCOM)
                                          Months         operations       Six Months     For the Period
                                          Ended         commenced) to      Ended       from January 1,
                                         June 30,         June 30,         June 30,     1998 to May 31,
                                           1999             1998             1999             1998
                                       ------------     ------------     ------------  ----------------
REVENUES                               $ 12,436,000     $  1,261,000     $ 16,032,000     $  1,452,000

COSTS AND EXPENSES
Operating                                11,302,000        1,067,000       14,150,000          772,000
Selling, general and administrative      13,736,000        1,417,000       19,520,000        3,205,000
Corporate                                 1,851,000               --        4,143,000               --
Depreciation                              1,282,000           97,000        1,710,000          255,000
Amortization                              1,021,000           61,000        1,172,000            2,000
                                       ------------     ------------     ------------     ------------
                                         29,192,000        2,642,000       40,695,000        4,234,000
                                       ------------     ------------     ------------     ------------
Operating (loss)                        (16,756,000)      (1,381,000)     (24,663,000)      (2,782,000)

OTHER INCOME (EXPENSE)
Interest income and other, net            1,306,000               --        2,870,000               --
Interest expense                           (204,000)              --         (218,000)              --
                                       ------------     ------------     ------------     ------------
(Loss) before income tax provision      (15,654,000)      (1,381,000)     (22,011,000)      (2,782,000)
Income tax provision                       (400,000)              --         (565,000)              --
                                       ------------     ------------     ------------     ------------
Net (loss)                             $(16,054,000)    $ (1,381,000)    $(22,576,000)    $ (2,782,000)
                                       ============     ============     ============     ============

Basic and diluted net (loss) per
 share                                 $      (1.15)    $       (.10)    $      (1.66)    $       (.21)
                                       ============     ============     ============     ============

Weighted average shares                  14,012,000       13,184,000       13,614,000       13,184,000
                                       ============     ============     ============     ============

See accompanying notes.

                        CoreComm Limited and Subsidiaries

            Condensed Consolidated Statement of Shareholders' Equity
                                   (Unaudited)

                                                  Common Stock             Additional
                                           ------------------------          Paid-In
                                             Shares           Par            Capital           (Deficit)
                                           ----------      --------        ------------       ------------
Balance, December 31, 1998                 13,199,000      $132,000        $185,420,000       $(16,255,000)
Exercise of stock options                     245,000         2,000           2,109,000
Exercise of warrants                        1,296,000        13,000           9,020,000
Common stock issued for acquisition         1,407,000        14,000          30,062,000
Stock options issued for acquisition                                          4,027,000
Warrants issued for acquisition                                               9,100,000
Net (loss) for the six months ended
  June 30, 1999                                                                                (22,576,000)
                                           ----------      --------        ------------       ------------
Balance, June 30, 1999                     16,147,000      $161,000        $239,738,000       $(38,831,000)
                                           ==========      ========        ============       ============

See accompanying notes.

                        CoreComm Limited and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                      The
                                                                             For the period       Predecessor
                                                                              from April 1,          (OCOM)
                                                                               1998 (date        For the Period
                                                                               operations         from January
                                                        Six Months Ended       commenced)          1, 1998 to
                                                            June 30,          to June 30,            May 31,
                                                              1999                1998                1998
                                                         -------------        ------------         -----------
Net cash (used in) operating activities                  $ (18,468,000)       $   (417,000)        $(3,638,000)

INVESTING ACTIVITIES
Purchase of fixed assets                                    (7,255,000)           (232,000)           (623,000)
Acquisitions, net of cash acquired                         (47,082,000)                 --                  --
Purchase of marketable securities                          (56,856,000)                 --                  --
Proceeds from sale of marketable securities                123,713,000                  --                  --
                                                         -------------        ------------         -----------
Net cash provided by (used in) investing activities         12,520,000            (232,000)           (623,000)

FINANCING ACTIVITIES
Capital contributions                                               --             850,000           4,261,000
Principal payments                                            (443,000)                 --                  --
Principal payments of capital lease obligations               (251,000)                 --                  --
Proceeds from exercise of stock options and warrants        11,144,000                  --                  --
                                                         -------------        ------------         -----------
Net cash provided by financing activities                   10,450,000             850,000           4,261,000
                                                         -------------        ------------         -----------
Increase in cash and cash equivalents                        4,502,000             201,000                  --
Cash and cash equivalents at beginning of period            26,161,000                  --                  --
                                                         -------------        ------------         -----------
Cash and cash equivalents at end of period               $  30,663,000        $    201,000         $        --
                                                         =============        ============         ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest                                   $     122,000        $         --         $        --
Income taxes paid                                              919,000                  --                  --

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES
Capital contributions of non-cash net assets             $          --        $ 29,059,000         $        --
Liabilities incurred to acquire fixed assets                 3,089,000                  --                  --
Common stock, stock options and warrants issued
 for acquisitions                                           43,203,000                  --                  --

See accompanying notes.

                        Corecomm Limited and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)



NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in fiscal years beginning after June 15, 2000. Management does not anticipate that the adoption of this standard will have a significant effect on earnings or the financial position of the Company.

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

                        Corecomm Limited and Subsidiaries

                                   (Unaudited)


NOTE 3.  ACQUISITIONS

In May 1999, the Company acquired 100% of the stock of MegsINet Inc., a national Internet service provider ("ISP") with a national Asynchronous Transfer Mode network and local telecommunications facilities in Chicago for a total consideration of $16.8 million in cash and 1.4 million shares of the Company's common stock. In addition, the Company exchanged MegsINet stock options for options to purchase 197,000 shares of the Company's common stock, repaid $2.0 million of MegsINet debt and incurred acquisition related costs of $1.2 million. The Company's common stock was valued at $30.1 million, the fair value on the date prior to the announcement. The Company's stock options were valued at $4.0 million using the Black-Scholes option pricing model.

Also in May 1999, the Company acquired the wireline assets of USN Communications, Inc., which was a competitive local exchange carrier ("CLEC") that operated on a resale basis, for a cash payment of $26.4 million, warrants to purchase 250,000 shares of the Company's common stock at a price of $30 per share and 100,000 shares at a price of $50 per share and a potential contingent cash payment to be paid in July 2000 which is capped at $58.6 million. The contingent payment is payable only if the USN assets meet or exceed operating performance thresholds. The warrants were valued at $9.1 million based on an appraisal as of the date of issuance. In addition, the Company incurred acquisition related costs of $1.0 million.

These acquisitions have been accounted for as purchases, and accordingly, the net assets and results of operations of the acquired businesses have been included in the consolidated financial statements from the dates of acquisition. The aggregate purchase price of $90.6 million exceeded the estimated fair value of the net tangible assets acquired by $72.9 million, which is included in goodwill. Under the purchase method of accounting, the purchase price is allocated to the assets acquired and liabilities assumed based on the estimated fair values at acquisition. However, changes to the allocation of the purchase price are expected as valuations or appraisals of assets and liabilities are completed. Although the Company cannot ascertain what the changes will be at this time, such changes are not expected to be significant.

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

                        Corecomm Limited and Subsidiaries

                                   (Unaudited)


NOTE 3.  ACQUISITIONS - CONTINUED

The pro forma unaudited consolidated results of operations for the six months ended June 30, 1999 and 1998 assuming consummation of the acquisitions and receipt of the capital contributions from CCPR as of January 1, 1998 are as follows. The pro forma net (loss) and net (loss) per share do not give effect to interest income that may have been earned had the $150,000,000 cash capital contribution from CCPR been made on January 1, 1998.

                                             Six Months Ended June 30,
                                             -------------------------
                                               1999             1998
                                               ----             ----
Total revenue                             $ 55,736,000     $ 72,272,000
Net (loss)                                 (58,279,000)     (86,117,000)
Basic and diluted net (loss) per share           (3.91)           (5.90)

A significant component of the pro forma results is associated with the acquisition of certain assets of USN. Although USN quickly developed a large customer list and revenue base in 1997 and 1998, it had difficulties under its previous management providing services, including billing, customer care and other operational areas, and filed for bankruptcy in February 1999. Since the acquisition, we have been focusing on improving the operations of USN. We do not intend to actively sell additional lines through USN until we are satisfied with the quality of the USN operations. Consequently, consistent with our due diligence, transaction structure and purchase price, we expect that revenues associated with USN assets will decline significantly over the next several months as customers continue to leave or "churn" off the service.

NOTE 4.  FIXED ASSETS

Fixed assets consist of:

                                    June 30,       December 31,
                                      1999            1998
                                  ------------     -----------
                                  (unaudited)
Operating equipment               $ 44,825,000     $   720,000
Computer hardware and software      10,488,000       2,450,000
Other equipment                      6,402,000         987,000
Construction in progress             9,118,000           5,000
                                  ------------     -----------
                                    70,833,000       4,162,000
Accumulated depreciation            (2,263,000)       (580,000)
                                  ------------     -----------
                                  $ 68,570,000     $ 3,582,000
                                  ============     ===========

                        Corecomm Limited and Subsidiaries

                                   (Unaudited)


NOTE 5.  ACCRUED EXPENSES

Accrued expenses consist of:

                                   June 30,     December 31,
                                     1999          1998
                                 -----------    ----------
                                 (unaudited)
Payroll and related              $ 3,248,000    $1,263,000
Professional fees                    925,000       527,000
Taxes, including income taxes      2,826,000     1,246,000
Toll and interconnect                840,000            --
Accrued equipment purchases        1,733,000            --
Other                              2,582,000     1,211,000
                                 -----------    ----------
                                 $12,154,000    $4,247,000
                                 ===========    ==========

NOTE 6. EQUIPMENT PAYABLE

Equipment payable represents amounts due for equipment which has been received by MegsINet, but which has not yet been installed. Upon installation, MegsINet will enter into a capital lease under an arrangement with Ascend Communications, Inc., ("Ascend"). In 1998, MegsINet entered into an agreement with Ascend to lease up to $16 million in operating equipment under a capital lease agreement. At June 30, 1999, MegsINet was obligated under capital leases with Ascend related to this agreement totaling approximately $4.2 million and had received approximately $26.0 million in equipment for which no formal lease agreement had been signed. As no lease agreement for this equipment has been signed, the entire balance has been classified as current.

NOTE 7. LEASES

The Company has capital leases for certain of its operating equipment. Future minimum lease payments under these capital leases as of June 30, 1999 are:

         July 1 to December 31, 1999                      $2,103,000
         Year ending December 31:
                  2000                                     3,938,000
                  2001                                     2,716,000
                  2002                                       200,000
                  2003                                        19,000
                                                          ----------
         Total minimum lease payments                      8,976,000
         Less amount representing interest (at rates
          ranging from 8.5% to 26.44%)                    (1,163,000)
         Present value of net minimum                     ----------
          capital lease payments                           7,813,000
         Current portion                                  (3,388,000)
                                                          ----------
                                                          $4,425,000
                                                          ==========

                        Corecomm Limited and Subsidiaries

                                   (Unaudited)


NOTE 8.  NOTES PAYABLE

Notes payable consist of the following:

                                                               June 30,        December 31,
                                                                 1999             1998
                                                              -----------       --------
                                                              (unaudited)
         Borrowing under Ascend working capital promissory
              note, interest at 8.5%                          $ 3,849,000       $     --
         Note payable to Cisco for equipment,
              interest at 12.75%                                7,945,000             --
         Other                                                    340,000        363,000
                                                              -----------       --------
                                                               12,134,000        363,000
         Less current portion                                   5,164,000         80,000
                                                              -----------       --------
                                                              $ 6,970,000       $283,000
                                                              ===========       ========

MegsINet originally borrowed $4 million from Ascend under the working capital promissory note dated August 1998. MegsINet is required to make monthly principal and interest payments of $148,000 through January 2002. The Company has issued a warrant to Ascend to purchase approximately 13,000 shares of the Company's common stock at $30.95 per share in connection with the promissory note. The warrant expires in August 2008.

In 1998, MegsINet entered into an agreement with Cisco Systems Capital Corporation ("Cisco"), whereby MegsINet can purchase up to $16 million in operating equipment under a promissory note. MegsINet has borrowed $7,945,000 as of June 30, 1999. MegsINet is required to make monthly principal and interest payments of $320,000 beginning in July 1999 through September 2001. The Company has guaranteed the obligations of MegsINet under the promissory note.

NOTE 9.  RELATED PARTY TRANSACTIONS

Some of the officers and directors of the Company are also officers or directors of NTL Incorporated ("NTL"). NTL provides the Company with management, financial, legal and technical services, access to office space and equipment and use of supplies. Amounts charged to the Company by NTL consist of salaries and direct costs allocated to the Company where identifiable, and a percentage of the portion of NTL's corporate overhead which cannot be specifically allocated to NTL (which is agreed upon by the Boards of Directors of NTL and the Company). NTL's charges to the Company commenced after the spin-off from CCPR in September 1998. It is not practicable to determine the amounts of these expenses that would have been incurred had the Company operated as an unaffiliated entity. In our opinion, this allocation method is reasonable. For the six months ended June 30, 1999, NTL charged the Company $817,000 which is included in corporate expenses.

                        Corecomm Limited and Subsidiaries

                                   (Unaudited)


NOTE 9.  RELATED PARTY TRANSACTIONS (CONTINUED)

OCOM provided, and now a subsidiary of the Company provides, billing and software development services to subsidiaries of CCPR and subsidiaries of NTL. Certain officers and directors of the Company are officers and directors of CCPR. The Company charges an amount in excess of its costs to provide these services. General and administrative expenses were reduced by $346,000 and $29,000 in the six months ended June 30, 1999 and in the period from April 1, 1998 (date operations commenced) to June 30, 1998, respectively, as a result of these charges.

At June 30, 1999, due from affiliates included $5,472,000 due from NTL. At December 31, 1998, due from affiliates included $128,000 due from CCPR and $1,826,000 due from NTL. At June 30, 1999, due to affiliate included $106,000 due to CCPR.

NOTE 10.  COMMITMENTS AND CONTINGENT LIABILITIES

As of June 30, 1999, the Company had purchase commitments of $27,000,000 outstanding.

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

                        Corecomm Limited and Subsidiaries



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                              RESULTS OF OPERATIONS

The following discussion of the results of operations of the Company includes a comparison to the results of operations of OCOM, the predecessor business to the Company. The Company was formed in March 1998 and did not have any prior operations. Since OCOM represented a significant portion of the Company's business until May 1999, the comparison with OCOM's historical operating results gives the reader a basis to evaluate the Company's present business. However, the historical results of OCOM are not indicative of the Company's future results. OCOM's primary historical business was its cellular long distance resale business that has been and currently is a highly competitive segment of the long distance telephone market. OCOM and now the Company have diversified into other telecommunications businesses.

As a result of the completion of the acquisitions of 100% of the stock of MegsINet Inc. and the wireline assets of USN Communications, Inc. in May 1999, the Company consolidated the results of operations of these businesses from the dates of acquisition. The results of these businesses are not included in the 1998 results.

Three Months Ended June 30, 1999 and the Period from April 1, 1998 (date
------------------------------------------------------------------------
operations commenced) to June 30, 1998
--------------------------------------

The increase in revenues to $12,436,000 from $1,261,000 is primarily due to acquisitions in 1999, which accounted for $7,986,000 of the increase. The remainder of the increase is primarily due to an increase in CLEC and ISP revenues due to an increase in customers.

Operating costs increased to $11,302,000 from $1,067,000 primarily due to acquisitions in 1999, which accounted for $7,761,000 of the increase. The remainder of the increase is primarily due to the increase in revenues. Operating costs as a percentage of revenues increased to 91% from 85%. The increase in percentage terms is the result of an increase in the fixed component of operating expenses due to the migration toward a facilities-based infrastructure through new leases in 1999 and the MegsINet acquisition in May 1999. Operating costs as a percentage of revenues is expected to remain higher than 1998 levels until customer and revenue growth exceeds the increases in facilities-based infrastructure costs.

Selling, general and administrative expenses increased to $13,736,000 from $1,417,000 primarily due to acquisitions in 1999, which accounted for $5,281,000 of the increase. The remainder of the increase is a result of increased selling and marketing costs and increased customer service costs. These costs are expected to increase in the foreseeable future.

Corporate expenses include the costs of the Company's officers and headquarters staff, the costs of operating the headquarters and costs incurred for strategic planning and evaluation of business opportunities. There were no corporate expenses for the period from April 1, 1998 (date operations commenced) to June 30, 1998 because the Company was a subsidiary of CCPR until September 1998.

Depreciation expense increased to $1,282,000 from $97,000 as a result of acquisitions in 1999 which accounted for $558,000 of the increase and an increase in fixed assets, primarily computer hardware and software.

                        Corecomm Limited and Subsidiaries



Amortization expense increased to $1,021,000 from $61,000 due to the amortization of goodwill from the acquisitions in 1999.

Interest income and other, net, increased to income of $1,306,000 from zero primarily due to interest income on the Company's cash, cash equivalents and marketable securities.

Interest expense increased to $204,000 from zero due to interest on the notes payable and capital leases.

The income tax provision of $400,000 in 1999 is for state and local income tax.

Six Months Ended June 30, 1999 and the Period from January 1, 1998 to May 31,
-----------------------------------------------------------------------------
1998 for the Predecessor (OCOM)
-------------------------------

The increase in revenues to $16,032,000 from $1,452,000 is primarily due to acquisitions in 1999 and 1998, which accounted for $12,809,000 of the increase. OCOM's revenues increased to $3,223,000 from $1,452,000 as a result of an increase in CLEC revenues, offset by the decline in cellular long distance revenue as a result of customers switching to other long distance providers. The Company expects its cellular long distance revenue to continue to decline.

Operating costs increased to $14,150,000 from $772,000 primarily due to acquisitions in 1999 and 1998, which accounted for $10,878,000 of the increase. Operating costs as a percentage of revenues increased to 88% from 53%. This increase is the result of the increased proportion of CLEC business, which has higher associated operating costs compared to cellular long distance.

Selling, general and administrative expenses increased to $19,520,000 from $3,205,000 primarily due to acquisitions in 1999 and 1998, which accounted for $7,742,000 of the increase. The remainder of the increase is a result of increased selling and marketing costs and increased customer service costs. These costs are expected to increase in the foreseeable future.

Corporate expenses include the costs of the Company's officers and headquarters staff, the costs of operating the headquarters and costs incurred for strategic planning and evaluation of business opportunities. OCOM did not incur corporate expenses in the period from January 1, 1998 to May 31, 1998.

Depreciation expense increased to $1,710,000 from $255,000 as a result of acquisitions in 1999 and 1998, which accounted for $996,000 of the increase and an increase in fixed assets, primarily computer hardware and software.

Amortization expense increased to $1,172,000 from $2,000 due to the amortization of goodwill from the acquisitions in 1999 and 1998.

Interest income and other, net, increased to income of $2,870,000 from zero primarily due to interest income on the Company's cash, cash equivalents and marketable securities.

Interest expense increased to $218,000 from zero due to interest on the notes payable and capital leases.

The income tax provision of $565,000 in 1999 is for state and local income tax.

                        Corecomm Limited and Subsidiaries



                         Liquidity and Capital Resources

We will likely be required to raise additional debt and/or equity financing in the next twelve months, and we are currently considering various alternatives for raising capital, including possibly a public debt offering and vendor financing. We intend to fund our near term capital expenditures, debt service, operating losses and working capital requirements with cash and securities on hand of $76,145,000 at June 30, 1999. To date, no definitive agreements have been reached, and we cannot be certain that any such agreements will be executed or on what terms they will be entered into. There can be no assurances that: (1) actual capital expenditures will not exceed the amounts estimated, (2) additional financing will be obtained or will be available on acceptable terms,
(3) conditions precedent to advances under future credit facilities will be satisfied when funds are required or (4) the Company and its subsidiaries will be able to generate sufficient cash from operations to meet capital requirements, debt service and other obligations when required.

Historical Uses of Cash. For the six months ended June 30, 1999, cash used in operating activities increased to $18,468,000 from the $3,638,000 used by OCOM in the period from January 1, 1998 to May 31, 1998, primarily due to the increase in the net loss to $23,651,000 from $2,782,000. The net loss increased as a result of acquisitions and an increase in selling and marketing costs and customer service expenses.

For the six months ended June 30, 1999, cash used to purchase fixed assets increased to $7,255,000 from the $623,000 used by OCOM in the period from January 1, 1998 to May 31, 1998. The increase was due to acquisitions and as a result of an increase in computer hardware and software purchases. The cash used for acquisitions of $47,082,000 in the six months ended June 30, 1999 is primarily for payments in connection with the MegsINet and USN acquisitions.

Our operations have been funded by the $150 million cash capital contribution from CCPR in connection with the spin-off. We expect to experience substantial negative cash flow for the next several years due to the continuing development of our Smart Local Exchange Carrier ("LEC") network and our other businesses. Our cash flow requirements will depend upon:

-  acquisition opportunities
-  our network development schedules;
-  operating results; and
-  technological developments.

Acquisitions. In May 1999, we acquired MegsINet and certain assets of USN Communications. The USN acquisition includes a contingent payment in July 2000 which is payable only if the USN assets meet or exceed operating performance thresholds. The total additional cash consideration that we may pay for the USN assets is capped at $58.6 million. Also, we will require significant capital to fund the expansion and operations related to those acquisitions. In the future, we plan to make further appropriate acquisitions which may require significant capital expenditures.

                        Corecomm Limited and Subsidiaries



Network Construction. We intend to significantly expand our telecommunications infrastructure in the United States over the next several years. We have already begun the process of installing switches, Internet points-of-presence, and other telecommunications facilities in many states. The anticipated amount of such expenditures has yet to be determined, and will be related to the speed and location of equipment deployment, as well as the mix of resold vs. facilities-based services.

We are in the final stages of constructing Smart LEC networks in Cleveland, Ohio; Columbus, Ohio; and Chicago, Illinois. We expect our Smart LEC network to be operational in these markets and to begin migrating our existing customers onto the network by the end of 1999. We are currently developing three additional markets: Detroit, Michigan; New York, New York; and Boston, Massachusetts, which we expect to be operational in 2000. These six markets comprise approximately 18 million total access lines. In connection with these markets, we are in the process of establishing collocation facilities in approximately 125 Incumbent Local Exchange Carriers' ("ILEC") central offices. We have also identified approximately 30 additional markets where we intend to deploy our Smart LEC networks in 2000-2003.

We believe that our Smart LEC strategy enables us to enter and construct our networks into new cities with relatively low up-front expenditures and a significant proportion of success-based capital expenditures. Depending on the size of the market, we expect our up-front capital expenditures to be approximately $7 to $10 million, which includes the costs of installing our switch facility and our collocation facilities and other related initial set-up and installation expenses.

The significant majority of the additional capital costs will be based on subscriber levels. These costs will include equipment to increase network capacity, such as ports and modems in our switch and access devices. These costs will vary based on the type, volume and services of each customer, but are estimated to be approximately $400-500 per line. For example, a sample target market may have 1 million business lines and 2 million residential lines, for a total of 3 million lines. Our total level of capital expenditures for that market will depend on our level of penetration. If we are able to gain 3% overall penetration of the market, we would serve approximately 90,000 lines, and based on approximately $400-500 per line, we would spend approximately $35-45 million on additional capital costs developing and expanding our networks in the market. A lower or higher penetration would decrease or increase, respectively, our additional capital costs.

                        Corecomm Limited and Subsidiaries



The foregoing summary of the cost structure of our entry into a typical market does not purport to be indicative of our performance, but is provided solely as a basis for understanding our basic cost structure for individual communications services in a typical target market. You should be aware that our actual performance could differ materially from our current expectations.

Network Maintenance. Our businesses will also consume capital to acquire new customers and to finance the working capital required to support these new customers. These businesses will also require additional billing, customer service and other back-office infrastructure. These capabilities can be expanded in-house or can be outsourced to reduce up-front capital requirements. To date, our strategy has been to utilize the expertise developed by our management to develop in-house billing and back-office capabilities.

LMDS. Local Multipoint Distribution Service ("LMDS") is a newly authorized fixed broadband wireless service that may be used to provide high-speed data transfer, telephone service, telecommunications network transmission, Internet access, video broadcasting, video conferencing, and other services. The spectrum is useable for communications services from a fixed antenna, but is not suitable for mobile or portable communications. LMDS can be used to provide a wireless high-capacity broadband service for the "last mile" to a home or office.

The amount of capital required to construct the LMDS systems is not easily quantifiable at this time, but is likely to be several times the $25 million cost of the licenses. In addition to up-front network construction costs, a significant ongoing capital requirement will be the cost to acquire customer premise equipment to receive and transmit LMDS signals. The network and customer premise equipment costs are not easily quantifiable because a defacto standard has yet to emerge among the LMDS auction winners and because insufficient orders have been placed with manufacturers who determine likely prices for equipment. As license holders choose equipment manufacturers and one or more equipment standard emerges, prices will become more easily quantifiable. We will deploy this LMDS network only if we determine that we can achieve sufficient returns on our capital invested, from reduced costs associated with providing our services or from new services which we can offer through LMDS technology.

Our ability to raise additional capital will be dependent on a number of factors, such as general economic and market conditions, which are beyond our control. If we are unable to obtain additional financing or to obtain it on favorable terms, we may be required to delay the construction of our Smart LEC network, forego attractive business opportunities, or take other actions which could adversely affect our business, results of operations and financial condition.

                        Corecomm Limited and Subsidiaries



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

Our assessment is primarily focused on both our information technology, or "IT", systems, in particular our billing, provisioning and customer service systems, and the readiness of the significant facilities-based carriers that we depend upon for our resale services. Our leased office space and other non-IT equipment which may have embedded technology that may be affected by the year 2000 problem is being separately assessed.

          - We have completed the assessment of our financial IT systems, which will require upgrades from vendors at nominal additional cost. The upgrades will be placed into service before December 1999.

          - Our evaluation of the billing, provisioning and customer service IT systems has progressed from assessments to renovation and validation, except for the IT systems of USN and MegsINet. We expect to incur nominal costs to complete the renovation and validation of these systems since they are new systems that were designed to be year 2000 ready. We expect to complete these tasks by September 1999. We have engaged a consulting firm to assist us in this process.

          - The billing, provisioning and customer service IT systems used by USN and MegsINet will require significant remediation at an estimated cost of $700,000 to $1 million. The cost includes non-mission critical improvements and integration with our other IT systems that will be performed in conjunction with the year 2000 related work. We have engaged a consulting firm to assist us in this process. The mission critical work is expected to be completed and tested prior to December 1999. In the event of any significant remediation difficulties, we would accelerate our conversion project and migrate our customer base to the IT systems described in the paragraph above. If this were to occur, it would likely result in delays in billing our customers until the migration was completed. We would still complete the remediation of the portions of the USN and MegsINet IT systems that we intend to integrate into our other IT systems.

          - Most of our IT hardware is currently year 2000 ready. Primarily all of the cost of upgrades and purchases of hardware and data communications equipment to complete the implementation of year 2000 readiness is part of our planned growth and upgrade capital expenditures in 1999 and is not expected to be significantly different than expenditures in previous years. We have purchased a new server at USN for approximately $250,000 as part of the year 2000 project and for other uses. We expect to complete these upgrades by September 1999.

                        Corecomm Limited and Subsidiaries



          - Our evaluation of the readiness of our significant vendors is still in process. We have requested information from these vendors in order to determine the extent to which we may be vulnerable to their failure to correct their own year 2000 problems. We have received responses from approximately half of these vendors through July 28, 1999. However, we believe that all of the facilities-based vendors that we rely upon for wholesale service, including billing data, and for Internet connections, are telephone companies that are required to report their year 2000 readiness to state public utility commissions. We anticipate that such reporting will assist us in our evaluation of their readiness. A majority of the vendors who have not yet responded to our inquiries are telephone companies and other public utilities.

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

As the Year 2000 project continues, we may discover additional problems, may not be able to develop, implement or test remediation or contingency plans, or may find that the costs of these activities exceed current expectations. In many cases, we are relying on assurances from suppliers that new and upgraded information systems and other products will be Year 2000 ready. We are testing such third- party systems and products. However, we cannot be sure that our tests will be adequate or that, if problems are identified, they will be addressed by the supplier in a timely and satisfactory way.

Because we use a variety of information systems and have additional systems embedded in our operations and infrastructure, we cannot be sure that all of our systems will work together in a Year 2000-ready fashion. Furthermore, we cannot be sure that we will not suffer business interruptions, either because of our own Year 2000 problems or those of third-parties upon whom we rely on for services. We are continuing to evaluate our Year 2000-related risks and corrective actions. However, the risks associated with the Year 2000 problem are pervasive and complex; they can be difficult to identify and address, and can result in material adverse consequences to us. Even if we, in a timely manner, complete all of our assessments, identify and test remediation plans believed to be adequate, and develop contingency plans believed to be adequate, some problems may not be identified or corrected in time to prevent material adverse consequences to us.

                        Corecomm Limited and Subsidiaries



SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements contained herein constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. When used herein, the words, "believe," "anticipate," "should," "intend," "plan," "will," "expects," "estimates," "projects," "positioned," "strategy," and similar expressions identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from those contemplated, projected, forecasted, estimated or budgeted, whether expressed or implied, by such forward-looking statements. Such factors include the following: general economic and business conditions, industry trends, the Company's ability to continue to design and build its network, install facilities, obtain and maintain any required government licenses or approvals and finance construction and development, all in a timely manner, at reasonable costs and on satisfactory terms and conditions, as well as assumptions about customer acceptance, churn rates, overall market penetration and competition from providers of alternative services, the impact of new business opportunities requiring significant up-front investment, Year 2000 readiness and availability, terms and deployment of capital.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes in the reported market risks since the end of the most recent fiscal year, except as follows. As a result of the MegsINet and USN acquisitions, the amount of our liabilities (notes payable and capital leases) at fixed interest rates has increased. However, we do not currently believe it is necessary to manage this exposure to interest rate changes. We do not use interest rate derivative instruments to manage our exposure to interest rate changes.

                        Corecomm Limited and Subsidiaries



PART II.OTHER INFORMATION

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                On June 3, 1999, the Company held its annual meeting of stockholders. The following management proposal was adopted: the ratification of the selection of Ernst & Young LLP as the Company's independent auditors for 1999. The stockholders approved the proposal by a vote of 11,517,080 shares in favor, 188 shares against and 150 shares abstaining from voting.

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits.

                27. Financial Data Schedule

        (b)     Reports on Form 8-K.

                During the quarter ended June 30, 1999, the Company filed a current report on Form 8-K, dated May 26, 1999, reporting under
                Item 2, Acquisition or Disposition of Assets, the completion of its previously announced acquisitions of MegsINet Inc. and certain assets of USN Communications, Inc.

                No financial statements were filed with this report.

                        Corecomm Limited and Subsidiaries



                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     CORECOMM LIMITED


Date:  August 10, 1999               By: /s/ J. Barclay Knapp
                                         -------------------------
                                         J. Barclay Knapp
                                         President, Chief Executive Officer and
                                         Chief Financial Officer



Date:  August 10, 1999               By: /s/ Gregg Gorelick
                                         --------------------------
                                         Gregg Gorelick
                                         Vice President-Controller and Treasurer
                                         (Principal Accounting Officer)