Form 10-Q
period 1999-09-30
CORECOMM LTD
filed 1999-11-12
CIK 1064724

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                           Commission File No. 0-24521
                                               -------


                                CORECOMM LIMITED
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Bermuda                                      13-4068932
---------------------------------           ------------------------------------
 (State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)

          Cedar House                       Assistant Secretary CoreComm Limited
        41 Cedar Avenue                             110 East 59th Street
   Hamilton, HM 12, Bermuda                         New York, NY  10022
        (441) 295-2244                                 (212) 906-8485
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

                                Yes  X   No
                                    ---     ---

The number of shares outstanding of the issuer's common stock as of September 30, 1999 was 25,443,187.

                        CoreComm Limited and Subsidiaries


                                      Index


PART I.  FINANCIAL INFORMATION                                              Page

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets -
         September 30, 1999 and December 31, 1998.........................    2

         Condensed Consolidated Statements of Operations -
         Three and nine months ended September 30, 1999,
         three months ended September 30, 1998, for the
         period from April 1, 1998 (date operations
         commenced) to September 30, 1998 and for the
         period from January 1, 1998 to May 31, 1998......................    3

         Condensed Consolidated Statement of Shareholders' Equity -
         Nine months ended September 30, 1999.............................    4

         Condensed Consolidated Statements of Cash Flows -
         Nine months ended September 30, 1999, for the
         period from April 1, 1998 (date operations
         commenced) to September 30, 1998 and for the period
         from January 1, 1998 to May 31, 1998.............................    5

         Notes to Condensed Consolidated Financial Statements.............    6

Item 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition...............................   12

Item 3.  Quantitative and Qualitative Disclosure About Market Risk........   19


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K ................................   20

SIGNATURES................................................................   21

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                        CoreComm Limited and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                                                      September 30,             December 31,
                                                                                          1999                      1998
                                                                                     ---------------------------------------
                                                                                       (Unaudited)               (See Note)
ASSETS
Current assets:
   Cash and cash equivalents                                                         $  14,824,000             $  26,161,000
   Marketable securities                                                                23,582,000               110,718,000
   Accounts receivable-trade, less allowance for doubtful
     accounts of $6,797,000 (1999) and $742,000 (1998)                                  10,623,000                 1,125,000
   Due from affiliates                                                                   6,331,000                 1,954,000
   Other                                                                                 3,652,000                   669,000
                                                                                     ---------------------------------------
Total current assets                                                                    59,012,000               140,627,000

Fixed assets, net                                                                       78,100,000                 3,582,000
Goodwill, net of accumulated amortization of $3,933,000 (1999) and
  $230,000 (1998)                                                                       56,297,000                 4,028,000
Customer lists,  net of accumulated  amortization of $1,028,000 (1999)
  and none (1998)                                                                       12,312,000                         -
LMDS license costs                                                                      25,366,000                25,366,000
Other, net of accumulated amortization of $385,000 (1999) and $1,000 (1998)              7,762,000                 2,923,000
                                                                                     ---------------------------------------
                                                                                     $ 238,849,000             $ 176,526,000
                                                                                     =======================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                  $  11,106,000             $   1,937,000
   Accrued expenses                                                                     17,561,000                 4,247,000
   Equipment payable                                                                     4,702,000                         -
   Current portion of notes payable and capital lease obligations                       16,604,000                   133,000
   Deferred revenue                                                                      1,516,000                   411,000
                                                                                     ---------------------------------------
Total current liabilities                                                               51,489,000                 6,728,000

Notes payable                                                                            5,384,000                   283,000
Capital lease obligations                                                               17,645,000                   218,000
Commitments and contingent liabilities

Shareholders' equity:
   Series preferred stock - $.01 par value, authorized
     1,000,000 shares; issued and outstanding none                                              -                         -
   Common  stock - $.01 par value; authorized 75,000,000 shares; issued and
     outstanding 25,443,000 (1999) and 19,798,000 (1998) shares                            254,000                   198,000
   Additional paid-in capital                                                          242,658,000               185,354,000
   (Deficit)                                                                           (78,581,000)              (16,255,000)
                                                                                     ---------------------------------------
                                                                                       164,331,000               169,297,000
                                                                                     ---------------------------------------
                                                                                     $ 238,849,000             $ 176,526,000
                                                                                     =======================================

Note: The balance sheet at December 31, 1998 has been derived from the audited balance sheet at that date.
See accompanying notes.

                        CoreComm Limited and Subsidiaries

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                                                                  For the Period
                                                                                                   from April 1,     The Predecessor
                                                                                                    1998 (date           (OCOM)
                                                                                 Nine Months        operations       For the Period
                                                   Three Months Ended              Ended          commenced) to     from January 1,
                                                      September 30,             September 30,      September 30,     1998 to May 31,
                                                  1999             1998             1999               1998               1998
                                            ------------------------------     -----------------------------------------------------
REVENUES                                    $  21,107,000     $  2,551,000     $  37,139,000      $   3,812,000        $1,452,000

COSTS AND EXPENSES
Operating                                      23,374,000        2,106,000        37,524,000          3,173,000           772,000
Selling, general and administrative            24,205,000        4,360,000        43,725,000          5,777,000         3,205,000
Corporate                                       2,346,000          514,000         6,489,000            514,000                 -
Stock option based compensation                 1,056,000        4,586,000         1,056,000          4,586,000                 -
Depreciation                                    4,964,000          300,000         6,674,000            397,000           255,000
Amortization                                    3,833,000           59,000         5,005,000            120,000             2,000
                                            ------------------------------     --------------------------------------------------
                                               59,778,000       11,925,000       100,473,000         14,567,000         4,234,000
                                            ------------------------------     --------------------------------------------------
Operating (loss)                              (38,671,000)      (9,374,000)      (63,334,000)       (10,755,000)       (2,782,000)

OTHER INCOME (EXPENSE)
Interest income and other, net                    546,000          749,000         3,416,000            749,000                 -
Interest expense                               (1,351,000)          (1,000)       (1,569,000)            (1,000)                -
                                            ------------------------------     --------------------------------------------------
(Loss) before income tax provision            (39,476,000)      (8,626,000)      (61,487,000)       (10,007,000)       (2,782,000)
Income tax provision                             (274,000)               -          (839,000)                 -                 -
                                            ------------------------------     --------------------------------------------------
Net (loss)                                  $ (39,750,000)    $ (8,626,000)    $ (62,326,000)     $ (10,007,000)     $ (2,782,000)
                                            ==============================     ==================================================

Basic and diluted net (loss) per share      $       (1.61)    $       (.44)    $       (2.85)     $        (.51)     $       (.14)
                                            ==============================     ==================================================

Weighted average shares                        24,635,000       19,793,000        21,873,000         19,781,000        19,776,000
                                            ==============================     ==================================================


See accompanying notes.

                        CoreComm Limited and Subsidiaries

            Condensed Consolidated Statement of Shareholders' Equity
                                   (Unaudited)



                                                           Common Stock              Additional
                                                    -------------------------         Paid-In
                                                      Shares           Par            Capital        (Deficit)
                                                    -------------------------------------------------------------
Balance, December 31, 1998                          19,798,000      $ 198,000      $ 185,354,000    $ (16,255,000)
Exercise of stock options                              380,000          4,000          2,193,000
Exercise of warrants                                 3,154,000         31,000         10,873,000
Common stock issued for acquisition                  2,111,000         21,000         30,055,000
Stock options issued for acquisition                                                   4,027,000
Warrants issued for acquisition                                                        9,100,000
Stock option based compensation                                                        1,056,000
Net (loss) for the nine months ended
     September 30, 1999                                                                               (62,326,000)
                                                    -------------------------------------------------------------
Balance, September 30, 1999                         25,443,000      $ 254,000      $ 242,658,000    $ (78,581,000)
                                                    =============================================================

See accompanying notes.

                        CoreComm Limited and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                          For the period    The Predecessor
                                                                                           from April 1,        (OCOM)
                                                                                           1998 (date       For the Period
                                                                       Nine Months          operations           from
                                                                          Ended           commenced) to     January 1, 1998
                                                                       September 30,       September 30,       to May 31,
                                                                           1999                1998              1998
                                                                      ---------------------------------------------------
Net cash provided by (used in) operating activities                   $ (47,973,000)      $   3,340,000      $ (3,638,000)

INVESTING ACTIVITIES
Purchase of fixed assets                                                (14,906,000)         (1,821,000)         (623,000)
Acquisitions, net of cash acquired                                      (47,056,000)                  -                 -
Purchase of marketable securities                                       (65,299,000)                  -                 -
Proceeds from sale of marketable securities                             154,544,000                   -                 -
                                                                      ---------------------------------------------------
Net cash provided by (used in) investing activities                      27,283,000          (1,821,000)         (623,000)

FINANCING ACTIVITIES
Capital contributions                                                             -         150,904,000         4,261,000
Principal payments                                                       (2,214,000)                  -                 -
Principal payments of capital lease obligations                          (1,534,000)                  -                 -
Proceeds from exercise of stock options and warrants                     13,101,000                   -                 -
                                                                      ---------------------------------------------------
Net cash provided by financing activities                                 9,353,000         150,904,000         4,261,000
                                                                      ---------------------------------------------------
                                                                                                                        -
Increase (decrease) in cash and cash equivalents                        (11,337,000)        152,423,000                 -
Cash and cash equivalents at beginning of period                         26,161,000                   -                 -
                                                                      ---------------------------------------------------
Cash and cash equivalents at end of period                            $  14,824,000       $ 152,423,000      $          -
                                                                      ===================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest                                                $     735,000       $           -      $          -
Income taxes paid                                                         1,209,000                   -                 -

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES
Capital contributions of non-cash net assets                          $           -       $  30,059,000      $          -
Liabilities incurred to acquire fixed assets                              6,335,000                   -                 -
Common stock, stock options and warrants issued
  for acquisitions                                                       43,203,000                   -                 -


See accompanying notes.

                        CoreComm Limited and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

The financial statements of the Company's foreign subsidiaries have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation." All balance sheet accounts have been translated using the current exchange rates at the respective balance sheet dates. Statement of operations amounts have been translated using the average exchange rates for the respective periods. The
gains  or  losses   resulting  from  the  change  in  exchange  rates  were  not significant.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in fiscal years beginning after June 15, 2000. Management does not anticipate that the adoption of this standard will have a significant effect on earnings or the financial position of the Company.

In August 1999, the Company declared a 3-for-2 stock split by way of stock dividend, which was paid on September 2, 1999. All common stock and per share amounts have been adjusted to reflect the stock split.

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

                        CoreComm Limited and Subsidiaries

                                   (Unaudited)


NOTE 3.  ACQUISITIONS

In May 1999, the Company acquired 100% of the stock of MegsINet Inc., a national Internet service provider ("ISP") with a national Asynchronous Transfer Mode network and local telecommunications facilities in Chicago for a total consideration of $16.8 million in cash and 2.1 million shares of the Company's common stock. In addition, the Company exchanged MegsINet stock options for options to purchase 296,000 shares of the Company's common stock, repaid $2.0 million of MegsINet debt and incurred acquisition related costs of $1.2 million. The common stock portion of the consideration was valued at $30.1 million, the fair value on the date prior to the announcement. The stock options were valued at $4.0 million using the Black-Scholes option pricing model.

Also in May 1999, the Company acquired the wireline assets of USN Communications, Inc., which was a competitive local exchange carrier ("CLEC") that operated on a resale basis, for a cash payment of $26.4 million, warrants to purchase 375,000 shares of the Company's common stock at a price of $20 per share and 150,000 shares at a price of $33.33 per share, and a potential contingent cash payment to be paid in July 2000 which is capped at $58.6 million. The contingent payment is payable only if the USN assets meet or exceed operating performance thresholds. The warrants were valued at $9.1 million based on an appraisal as of the date of issuance. In addition, the Company incurred acquisition related costs of $1.0 million.

In August 1999, the Company acquired a 53% interest in Q-east Holding Limited, a Taiwan-based startup reseller of telephone services. To date, CoreComm has invested approximately $2.4 million into Q-east Holding Limited.

These acquisitions have been accounted for as purchases, and accordingly, the net assets and results of operations of the acquired businesses have been included in the consolidated financial statements from the dates of acquisition. The aggregate purchase price of $93.0 million exceeded the fair value of the net tangible assets acquired by $70.7 million, which was allocated as follows: $13.3 million to customer lists, $1.5 million to other intangibles and $55.9 million to goodwill.

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

                        CoreComm Limited and Subsidiaries

                                   (Unaudited)


NOTE 3.  ACQUISITIONS - CONTINUED

This acquisition has been accounted for as a purchase, and, accordingly, the net assets and results of operations of Stratos have been included in the consolidated financial statements from the date of acquisition.

The pro forma unaudited consolidated results of operations for the nine months ended September 30, 1999 and 1998 assuming consummation of the acquisitions and receipt of the capital contributions from CCPR as of January 1, 1998 are as follows. The pro forma net (loss) and net (loss) per share do not give effect to interest income that may have been earned had the $150,000,000 cash capital contribution from CCPR been made on January 1, 1998.

                                             Nine Months Ended September 30,
                                                 1999               1998

  Total revenue                              $ 76,843,000      $ 116,377,000
  Net (loss)                                  (97,166,000)      (152,424,000)
  Basic and diluted net (loss) per share            (4.09)             (6.96)

A significant component of the pro forma results is associated with the acquisition of certain assets of USN. Although USN quickly developed a large customer list and revenue base in 1997 and 1998, it had difficulties under its previous management providing services, including billing, customer care and other operational areas, and filed for bankruptcy in February 1999. Since the acquisition, we have been focusing on improving these operations, and have been successful in many areas. However, we do not intend to actively sell additional lines in these markets until we are fully satisfied with the quality of the operations. Consequently, and consistent with our due diligence, transaction structure and purchase price, revenues associated with the USN assets have declined significantly since our acquisition, and additional declines may continue over the next several months as customers leave or "churn" off the service.

NOTE 4.  FIXED ASSETS

Fixed assets consist of:

                                       September 30,           December 31,
                                           1999                    1998
                                       ------------------------------------
                                         (unaudited)

  Operating equipment                  $ 50,142,000             $   720,000
  Computer hardware and software         15,414,000               2,450,000
  Other equipment                         8,986,000                 987,000
  Construction in progress               10,786,000                   5,000
                                       ------------------------------------
                                         85,328,000               4,162,000
  Accumulated depreciation               (7,228,000)               (580,000)
                                       ------------------------------------
                                       $ 78,100,000             $ 3,582,000
                                       ====================================

                        CoreComm Limited and Subsidiaries

                                   (Unaudited)


NOTE 5.  ACCRUED EXPENSES

Accrued expenses consist of:

                                       September 30,           December 31,
                                           1999                    1998
                                       ------------------------------------
                                        (unaudited)

  Payroll and related                  $  3,069,000             $ 1,263,000
  Professional fees                       1,484,000                 527,000
  Taxes, including income taxes           5,631,000               1,246,000
  Toll and interconnect                   1,411,000                       -
  Accrued equipment purchases             2,218,000                       -
  Advertising                             1,163,000                 175,000
  Other                                   2,585,000               1,036,000
                                       ------------------------------------
                                       $ 17,561,000             $ 4,247,000
                                       ====================================

NOTE 6. LEASES

The Company has capital leases for certain of its operating equipment. Future minimum lease payments under these capital leases as of September 30, 1999 are:

  October 1 to December 31, 1999                  $  3,409,000
  Year ending December 31:
           2000                                     14,300,000
           2001                                     13,053,000
           2002                                      2,480,000
           2003                                         19,000
                                                  ------------
  Total minimum lease payments                      33,261,000
  Less amount representing interest (at
    rates ranging from 8.5% to 26.44%)              (3,990,000)
                                                  ------------
  Present value of net minimum
    capital lease payments                          29,271,000
  Current portion                                  (11,626,000)
                                                  ------------
                                                  $ 17,645,000
                                                  ============

                        CoreComm Limited and Subsidiaries

                                   (Unaudited)



NOTE 7.  NOTES PAYABLE

Notes payable consist of the following:
                                                  September 30,     December 31,
                                                      1999              1998
                                                  -----------------------------
                                                   (unaudited)
  Borrowing under Ascend working capital
    promissory note, interest at 8.5%             $  3,451,000       $       -
  Note payable to Cisco for equipment,
    interest at 12.75%                               6,605,000               -
  Other                                                306,000         363,000
                                                  ----------------------------
                                                    10,362,000         363,000
  Less current portion                               4,978,000          80,000
                                                  ----------------------------
                                                  $  5,384,000       $ 283,000
                                                  ============================

MegsINet originally borrowed $4 million from Ascend Communications, Inc. ("Ascend") under a working capital promissory note dated August 1998. MegsINet is required to make monthly principal and interest payments of $148,000 through January 2002. The Company has issued a warrant to Ascend to purchase approximately 19,500 shares of the Company's common stock at $20.63 per share in connection with the promissory note. The warrant expires in August 2008.

In 1998, MegsINet entered into an agreement with Cisco Systems Capital Corporation ("Cisco"), whereby MegsINet can purchase operating equipment under a promissory note. MegsINet is required to make monthly principal and interest payments that decline each month from $348,000 beginning in July 1999 through September 2001. The Company has guaranteed the obligations of MegsINet under the promissory note.

In October 1999, the Company issued $175,000,000 principal amount of 6% Convertible Subordinated Notes due 2006 (the "Convertible Notes"). Interest on the Convertible Notes is payable semiannually on April 1 and October 1 of each year, commencing April 1, 2000. The Convertible Notes are unsecured obligations convertible into common stock prior to maturity at a conversion price of $41.09 per share, subject to adjustment. There are approximately 4.26 million shares of common stock reserved for issuance upon conversion of the Convertible Notes. The Convertible Notes are redeemable, in whole or in part, at the option of the Company, at any time on or after October 1, 2002, at a redemption price of 103.429% that declines annually to 100% in 2006, in each case together with accrued and unpaid interest to the redemption date.

                        CoreComm Limited and Subsidiaries

                                   (Unaudited)




NOTE 8.  RELATED PARTY TRANSACTIONS

Some of the officers and directors of the Company are also officers or directors of NTL Incorporated ("NTL"). NTL provides the Company with management, financial, legal and technical services, access to office space and equipment and use of supplies. Amounts charged to the Company by NTL consist of salaries and direct costs allocated to the Company where identifiable, and a percentage of the portion of NTL's corporate overhead which cannot be specifically allocated to NTL (which is agreed upon by the Boards of Directors of NTL and the Company). NTL's charges to the Company commenced in October 1998. It is not practicable to determine the amounts of these expenses that would have been incurred had the Company operated as an unaffiliated entity. In our opinion, this allocation method is reasonable. For the nine months ended September 30, 1999, NTL charged the Company $1,418,000, which is included in corporate expenses.

A subsidiary of the Company provides billing and software development services to subsidiaries of NTL. The Company charges an amount in excess of its costs to provide these services. General and administrative expenses were reduced by $619,000 and $142,000 in the nine months ended September 30, 1999 and in the period from April 1, 1998 (date operations commenced) to September 30, 1998, respectively, as a result of these charges.

At September 30, 1999, due from affiliates was comprised of $6,331,000 due from NTL. At December 31, 1998, due from affiliates included $128,000 due from CCPR and $1,826,000 due from NTL.

NOTE 9.  COMMITMENTS AND CONTINGENT LIABILITIES

As of September 30, 1999, the Company had purchase commitments of $36,400,000 outstanding.

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

                        CoreComm Limited and Subsidiaries

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                              RESULTS OF OPERATIONS

As a result of the completion of the acquisitions of 100% of the stock of MegsINet Inc. and the wireline assets of USN Communications, Inc. in May 1999, and 53% of the equity of Q-east Holding Limited in August 1999, the Company consolidated the results of operations of these businesses from the dates of acquisition. The results of these businesses are not included in the 1998 results.

A significant component of the 1999 results is associated with the acquisition of certain assets of USN. Although USN quickly developed a large customer list and revenue base in 1997 and 1998, it had difficulties under its previous management providing services, including billing, customer care and other operational areas, and filed for bankruptcy in February 1999. Since the acquisition, we have been focusing on improving these operations and have been successful in many areas. However, we do not intend to actively sell additional lines in these markets until we are fully satisfied with the quality of the operations. Consequently, and consistent with our due diligence, transaction structure and purchase price, revenues associated with the USN assets have declined significantly since our acquisition, and additional declines may continue over the next several months as customers, leave or "churn" off the service.

Three Months Ended September 30, 1999 and 1998
----------------------------------------------

The increase in revenues to $21,107,000 from $2,551,000 is primarily due to acquisitions in 1999, which accounted for $16,817,000 of the increase. The remainder of the increase is primarily due to an increase in CLEC and ISP revenues from an increase in customers, offset by the decline in cellular long distance revenue as a result of customers switching to other long distance providers. In the third quarter of 1999, the Company sold most of its prepaid cellular debit card business and the Company terminated its cellular long distance business in certain markets. The Company had revenues in the third quarter of 1999 of $486,000 from the prepaid cellular debit card business and $106,000 from the cellular long distance business in these markets.

Operating costs increased to $23,374,000 from $2,106,000 primarily due to acquisitions in 1999, which accounted for $18,986,000 of the increase. The remainder of the increase is primarily due to the increase in revenues. Operating costs as a percentage of revenues increased to 111% from 83%. The increase in percentage terms is the result of an increase in the fixed component of operating expenses due to the migration toward a facilities-based infrastructure through new leases in 1999 and the MegsINet acquisition in May 1999. Operating costs as a percentage of revenues is expected to remain higher than 1998 levels until customer and revenue growth exceeds the increases in facilities-based infrastructure costs. In the third quarter of 1999, operating costs included $939,000 from the prepaid cellular debit card business and $71,000 from the cellular long distance business in the terminated markets.

Selling, general and administrative expenses increased to $24,205,000 from $4,360,000 primarily due to acquisitions in 1999, which accounted for
$13,821,000 of the increase. The remainder of the increase is a result of increased selling and marketing costs and increased customer service costs. These costs are expected to increase in the foreseeable future as we grow our operations and customer base.

                        CoreComm Limited and Subsidiaries


Corporate expenses include the costs of the Company's officers and headquarters staff, the costs of operating the headquarters and costs incurred for strategic planning and evaluation of business opportunities. Corporate expenses increased to $2,346,000 from $514,000 because the 1998 expenses did not represent a full period of results due to the fact that the spin-off from CCPR occurred on September 2, 1998, at which time corporate expenses commenced, and because allocated charges from NTL have increased due to the sales in 1999 of other affiliated companies.

The compensation charge of $1,056,000 in 1999 is a non-cash charge recorded in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," related to a change in employee stock option agreements. The compensation charge of $4,586,000 in 1998 is a non-cash charge recorded in accordance with APB Opinion No. 25, as a one time charge related to the issuance of the Company's stock options to holders of CCPR's stock options in connection with the Company's distribution to CCPR's shareholders.

Depreciation expense increased to $4,964,000 from $300,000 as a result of acquisitions in 1999 which accounted for $3,917,000 of the increase and an increase in fixed assets.

Amortization   expense   increased  to  $3,833,000   from  $59,000  due  to  the
amortization of goodwill and other intangibles from the acquisitions in 1999.

Interest income and other, net, decreased to income of $546,000 from $749,000 primarily due to a decrease in interest income resulting from a decrease in the Company's cash, cash equivalents and marketable securities. In addition, the Company sold its prepaid cellular debit card business and incurred a loss of $150,000.

Interest expense increased to $1,351,000 from $1,000 due to interest on the notes payable and capital leases.

The income tax provision of $274,000 in 1999 is for state and local income tax.

Nine Months Ended September 30, 1999 and the Period from April 1, 1998 (date operations commenced) to September 30, 1998
--------------------------------------------------------------------------------

The increase in revenues to $37,139,000 from $3,812,000 is primarily due to acquisitions in 1999, which accounted for $24,804,000 of the increase. The remainder of the increase is primarily due to an increase in CLEC and ISP revenues from an increase in customers, offset by the decline in cellular long distance revenue as a result of customers switching to other long distance providers. In the third quarter of 1999, the Company sold most of its prepaid cellular debit card business and the Company terminated its cellular long distance business in certain markets. The Company had revenues in the nine months ended September 30, 1999 of $2,202,000 from the prepaid cellular debit card business and $484,000 from the cellular long distance business in these markets.

                        CoreComm Limited and Subsidiaries


Operating costs increased to $37,524,000 from $3,173,000 primarily due to acquisitions in 1999, which accounted for $26,747,000 of the increase. The remainder of the increase is primarily due to the increase in revenues. Operating costs as a percentage of revenues increased to 101% from 83%. The increase in percentage terms is the result of an increase in the fixed component of operating expenses due to the migration toward a facilities-based infrastructure through new leases in 1999 and the MegsINet acquisition in May 1999. Operating costs as a percentage of revenues is expected to remain higher than 1998 levels until customer and revenue growth exceeds the increases in facilities-based infrastructure costs. In the nine months ended September 30, 1999, operating costs were $2,400,000 from the prepaid cellular debit card business and $343,000 from the cellular long distance business in the terminated markets.

Selling, general and administrative expenses increased to $43,725,000 from $5,777,000 primarily due to acquisitions in 1999, which accounted for
$19,102,000 of the increase. The remainder of the increase is a result of increased selling and marketing costs and increased customer service costs. These costs are expected to increase in the foreseeable future as we grow our operations and customer base.

Corporate expenses include the costs of the Company's officers and headquarters staff, the costs of operating the headquarters and costs incurred for strategic planning and evaluation of business opportunities. Corporate expenses increased to $6,489,000 from $514,000 because the 1998 expenses did not represent a full period of results due to the fact that the spin-off from CCPR occurred on September 2, 1998, at which time corporate expenses commenced, and because allocated charges from NTL have increased due to the sales in 1999 of other affiliated companies.

The compensation charge of $1,056,000 in 1999 is a non-cash charge recorded in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," related to a change in employee stock option agreements. The compensation charge of $4,586,000 in 1998 is a non-cash charge recorded in accordance with APB Opinion No. 25, as a one time charge related to the issuance of the Company's stock options to holders of CCPR's stock options in connection with the Company's distribution to CCPR's shareholders.

Depreciation expense increased to $6,674,000 from $397,000 as a result of acquisitions in 1999, which accounted for $4,475,000 of the increase and an increase in fixed assets.

Amortization   expense   increased  to  $5,005,000  from  $120,000  due  to  the
amortization of goodwill and other intangibles from the acquisitions in 1999.

Interest income and other, net, increased to income of $3,416,000 from $749,000 primarily due to interest income on the Company's cash, cash equivalents and marketable securities. In addition, the Company sold its prepaid cellular debit card business and incurred a loss of $150,000.

Interest expense increased to $1,569,000 from $1,000 due to interest on the notes payable and capital leases.

The income tax provision of $839,000 in 1999 is for state and local income tax.

                        CoreComm Limited and Subsidiaries

                         LIQUIDITY AND CAPITAL RESOURCES

We will require significant resources to fund the construction of our facilities-based network, develop and expand our existing businesses and licenses, acquire or develop additional telecommunications-related businesses, and fund near term operating losses and debt service. We intend to use cash and securities on hand of $38.4 million at September 30, 1999 and the proceeds from the convertible notes issued in October 1999 of $169 million to meet our operating and capital requirements through 2000. However, we will require additional financing in order to meet our requirements after 2000, and potentially to fund capital expenditures in 2000. We are currently negotiating with equipment manufacturers to provide us with vendor financing, and we currently anticipate obtaining additional financing at the subsidiary level in the future. However, there can be no assurance that the proposed financings will occur.

Historical Uses of Cash. For the nine months ended September 30, 1999, cash used in operating activities increased to $47,973,000 from cash provided by operating activities of $3,340,000 in the period from April 1, 1998 (date operations commenced) to September 30, 1998, primarily due to the increase in the net loss to $62,326,000 from $10,007,000. The net loss increased as a result of acquisitions and an increase in selling and marketing costs and customer service expenses as we have grown the business.

For the nine months ended September 30, 1999, cash used to purchase fixed assets increased to $14,906,000 from $1,821,000 in the period from April 1, 1998 (date operations commenced) to September 30, 1998. The increase was due to acquisitions and as a result of an increase in fixed asset purchases. The cash used for acquisitions of $47,056,000 in the nine months ended September 30, 1999 is primarily for payments in connection with the MegsINet and USN acquisitions.

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

We are in the final stages of constructing Smart Local Exchange Carrier ("LEC") networks in Cleveland, Ohio; Columbus, Ohio; and Chicago, Illinois. We expect our Smart LEC network to be operational in these markets and to begin migrating our existing customers onto the network in the remainder of 1999 and the first quarter of 2000. We are currently developing three additional markets: Detroit, Michigan; New York, New York; and Boston, Massachusetts, which we expect to be operational in 2000. These six markets comprise approximately 18 million total access lines. In connection with these markets, we are in the process of establishing collocation facilities in 129 Incumbent Local Exchange Carriers' ("ILEC") central offices. We have also identified approximately 30 additional markets where we currently intend to deploy our Smart LEC networks in 2000-2002.

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

                        CoreComm Limited and Subsidiaries


The significant majority of the additional capital costs will be based on subscriber levels. These costs will include equipment to increase network capacity, such as ports and modems in our switch and access devices. These costs will vary based on the type, volume and services of each customer, but are estimated to be approximately $400-$500 per line. For example, a sample target market may have 1 million business lines and 2 million residential lines, for a total of 3 million lines. Our total level of capital expenditures for that market will depend on our level of penetration. If we are able to gain 3% overall penetration of the market, we would serve approximately 90,000 lines, and based on approximately $400-$500 per line, we would spend approximately $35-$45 million on additional capital costs developing and expanding our networks in the market. A lower or higher penetration would decrease or increase, respectively, our additional capital costs.

The foregoing summary of the cost structure of our entry into a typical market does not purport to be indicative of our performance, but is provided solely as a basis for understanding our basic cost structure for individual communications services in a typical target market. You should be aware that our actual performance could differ materially from our current expectations.

Operations. Our businesses will also consume capital to acquire new customers and to finance the working capital required to support these new customers.
These businesses will also require additional billing, customer service and other back-office infrastructure. These capabilities can be expanded in-house or can be outsourced to reduce up-front capital requirements. To date, our strategy has been to utilize the expertise developed by our management to develop in-house billing and back-office capabilities.

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

                        CoreComm Limited and Subsidiaries


Sources of Liquidity. Our operations were initially funded by the $150 million cash capital contribution from CCPR in connection with the spin-off. In October 1999, the Company issued $175 million principal amount of 6% Convertible Subordinated Notes due 2006, and received net proceeds of $169 million. We expect to experience substantial negative cash flow for the next several years due to the continued development of our Smart LEC network and our other businesses. Our cash flow requirements will depend upon:

  -    our network development schedules;
  -    acquisition opportunities;
  -    operating results; and
  -    technological developments.

Longer term, it is likely that we will be required to raise additional financing to fully build out our planned networks. We are currently negotiating with equipment manufacturers, including Cisco Systems, Inc., Lucent Technologies, Inc. and Nortel Networks Corporation, to provide us with vendor financing. In the aggregate, such financings are anticipated to be significant. We are presently in the process of completing negotiations on terms for these transactions and expect to enter into definitive agreements upon completion of the negotiations. However, until definitive agreements are reached with each vendor, we cannot be certain that the proposed financings will occur, that the terms will not change or that any alternative financing on terms satisfactory to us will be available.

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

We are a holding company with no significant assets other than cash and securities and investments in and advances to our subsidiaries. We are therefore likely to be dependent upon receipt of funds from our subsidiaries to meet our own obligations. However, our subsidiaries' proposed debt agreements may prevent the payment of dividends, loans or other distributions to us (except in certain limited circumstances).

YEAR 2000

We have mostly completed a comprehensive Year 2000 project designed to identify and assess the risks associated with our information systems, operations and infrastructure, suppliers, and customers that are not Year 2000 compliant, and to develop, implement and test remediation and contingency plans to mitigate these risks. The project included four phases: (1) identification of risks, (2) assessment of risks, (3) development of remediation and contingency plans and
(4) implementation and testing.

Our assessment was primarily focused on both our information technology, or "IT", systems, in particular our billing, provisioning and customer service systems, and the readiness of the significant facilities-based carriers that we depend upon for our resale services. Our leased office space and other non-IT equipment which may have embedded technology that may be affected by the year 2000 problem was separately assessed.

                        CoreComm Limited and Subsidiaries


- We have completed the assessment and upgrades of our financial IT systems. The upgrades were supplied by vendors for nominal additional cost.

- We completed the assessment, renovation and validation of the billing, provisioning and customer service IT systems except for the IT systems of USN and MegsINet. We incurred nominal costs to complete the renovation and validation of these systems since they are new systems that were designed to be year 2000 ready.

- The billing, provisioning and customer service IT systems used by USN and MegsINet require more significant remediation at an estimated cost of $300,000. The mission critical work is expected to be completed and tested prior to December 1999. We do not expect any significant remediation difficulties.

- Primarily all of the cost of upgrades and purchases of hardware and data communications equipment to complete the implementation of year 2000 readiness was part of our planned growth and upgrade capital expenditures in 1999. The total cost was approximately $300,000. In addition, we purchased a new server for approximately $250,000 as part of the year 2000 project and for other uses.

- Our evaluation of the readiness of our significant vendors is completed. We requested information from these vendors in order to determine the extent to which we may be vulnerable to their failure to correct their own year 2000 problems. We have received responses from all of these vendors.

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

As the Year 2000 project continues, we may discover additional problems, may not be able to develop, implement or test remediation or contingency plans, or may find that the costs of these activities exceed current expectations. In many cases, we are relying on assurances from suppliers that new and upgraded information systems and other products will be Year 2000 ready. We have tested primarily all such third- party systems and products. However, we cannot be sure that our tests were adequate or that, if problems are identified in our remaining testing, they will be addressed by the supplier in a timely and satisfactory way.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes in the reported market risks since the end of the most recent fiscal year, except as follows. As a result of the MegsINet and USN acquisitions, the amount of our liabilities (notes payable and capital leases) at fixed interest rates has increased. However, we do not currently believe it is necessary to manage this exposure to interest rate changes. In addition, we do not currently believe it is necessary to manage our exposure to foreign currency exchange rate changes. We do not use derivative instruments to manage our exposure to interest rate or foreign currency exchange rate changes.

                        CoreComm Limited and Subsidiaries



PART II.  OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

          27. Financial Data Schedule

     (b)  Reports on Form 8-K.

          During the quarter ended September 30, 1999 the Company filed the following:

         (i)   Current Report on Form 8-K/A dated July 9, 1999,  reporting under
               Item 2, Acquisition or Disposition of Assets, amending its Current Report on Form 8-K dated May 26, 1999 by filing financial statements of the acquired businesses and certain pro forma information for the Company,

         (ii)  Current Report on Form 8-K dated August 18, 1999, reporting under
               Item 5, Other Events, that CoreComm Limited paid a 3-for-2 stock split by way of a stock dividend to shareholders of record as of August 30, 1999, and

         (iii) Current Report on Form 8-K dated September 15, 1999, reporting under Item 5, Other Events, that on September 17, 1999, CoreComm Limited changed its Nasdaq National Market System ticker symbol and that on September 23, 1999, CoreComm Limited announced that it intended to commence a private placement of Convertible Subordinated Notes.


There were no financial statements filed with the second and third reports.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      CORECOMM LIMITED

Date:    November 9, 1999
                                      By: /s/ J. Barclay Knapp
                                         ----------------------------------
                                         J. Barclay Knapp
                                         President, Chief Executive Officer
                                           and Chief Financial Officer



Date:    November 9, 1999
                                      By: /s/ Gregg Gorelick
                                         ----------------------------------
                                         Gregg Gorelick
                                         Vice President-Controller
                                           and Treasurer
                                          (Principal Accounting Officer)