Form 10-K
period 1999-12-31
CORECOMM LTD
filed 2000-03-29
CIK 1064724

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM TO

                           COMMISSION FILE NO. 0-24521

                                CORECOMM LIMITED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                            BERMUDA                                                  13-4068932
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

                     COMMON STOCK, PAR VALUE $.01 PER SHARE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

     The aggregate market value of the Registrant's common stock held by non-affiliates at March 23, 2000, valued in accordance with the Nasdaq Stock Market's National Market closing sale price for the Registrant's common stock, was approximately $1,572,478,000.

     Number of shares of Common Stock outstanding as at March 23, 2000:
39,297,458

                       DOCUMENTS INCORPORATED BY REFERENCE

     DOCUMENT                                             PART OF 10-K IN WHICH
                                                              INCORPORATED

Definitive proxy statement for the 2000 Annual Meeting
of the Stockholders of CoreComm Limited                         Part III

     This Annual Report on Form 10-K for the year ended December 31, 1999, at the time of filing with the Securities and Exchange Commission, modifies and supersedes all prior documents filed pursuant to Section 13, 14 and 15(d) of the Securities Exchange Act of 1934 for purposes of any offers or sales of any securities after the date of such filing pursuant to any Registration statement or Prospectus filed pursuant to the Securities Act of 1933 which incorporated by reference this Annual Report.

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

                                TABLE OF CONTENTS

                                                                                                           PAGE

PART I
ITEM 1.        BUSINESS                                                                                      2
ITEM 2.        PROPERTY                                                                                     29
ITEM 3.        LEGAL PROCEEDINGS                                                                            29
ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS                                              29
PART II
ITEM 5.        MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
               STOCKHOLDER MATTERS                                                                          30
ITEM 6.        SELECTED FINANCIAL DATA                                                                      30
ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
               OPERATIONS AND FINANCIAL CONDITION                                                           31
ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK                                    36
ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                                  37
ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE                                                          37
PART III
ITEMS 10, 11, 12 AND 13                                                                                     37
PART IV
ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
               FORM 8-K                                                                                     37
EXHIBIT INDEX                                                                                               38
SIGNATURES                                                                                                  39
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                                                                 F-1

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION


    We are a holding company whose main asset is our wholly-owned subsidiary, CoreComm, Inc. We intend to pursue other opportunities (in addition to those through CoreComm, Inc.) in the telecommunications industry as they arise.

    We are an innovative communications company that provides integrated telephone, Internet and data services to business and residential customers in targeted markets throughout the United States. We are exploiting the convergence of telecommunications and information services through our "Smart LEC(SM)" network strategy. Our Smart LEC (Local Exchange Carrier) network strategy involves the ownership of switches and the leasing of the unbundled local loop combined with the provisioning of an IP-based, national network. This configuration of local and national owned and leased facilities allows us to deliver a wide range of communications services over a network architecture which we design to be capital efficient and primarily requires success-based incremental capital. Our goal is to expand our facilities, geography and services to become a leading switch-based communications provider in selected major markets across the United States.

    We currently offer local and long distance telephone, Internet access and high-speed data services to business and residential customers located principally in the following states: Ohio, Illinois, Michigan, New York and Massachusetts. As of December 31, 1999, we had more than 100,000 business and residential local telephony access lines in service and approximately 95,000 Internet customers. We currently operate an asynchronous transport mode (ATM) network, which connects approximately 90 cities using approximately 50,000 route miles of leased broadband circuits. This network will allow us to take advantage of economies of scale in the delivery of voice, video and data. We have been developing our multi-service offerings since 1996 and have recently expanded our products to include high speed services utilizing Digital Subscriber Line (DSL) technology. With DSL, a single copper loop can be used to deliver telephony and high speed data services simultaneously. We are currently in various stages of constructing our Smart LEC network in six of the largest markets in the U.S., which represent approximately 18 million access lines.

    Management's approach to its network, back office and customer acquisition will be critical to our success, as well as the following key components of our strategy:

    o target large, underserved segments in concentrated metropolitan areas, addressing the underlying demand for consumer choice in traditional telephony as well as growing demand for high-speed data services;

    o capture multiple revenue streams through offering customers bundled service offerings, differentiated from other providers;

    o deliver "Internet Centric" product offerings and support to our customers;

    o    leverage proven management talent; and

    o utilize Smart LEC strategy to maximize speed to market, minimize investment risk and increase returns on capital.

Business Strategy Overview

    A core part of our business strategy is to offer bundled communications services, including local and long distance telephony services, Internet access and high speed data services, all with a single bill. We believe that an integrated telephony and Internet strategy utilizing DSL technology will be particularly appealing to our targeted customer base and will significantly enhance our ability to attract, retain and gain additional revenues from our subscribers.

    Our service offerings are based on the following customer proposition:
"Customers buy what they need and pay for what they get." We combine and price our products to give the customer increased flexibility, choice, and "value for money," while also enhancing convenience and simplicity. With this strategy, we believe that we can capture a larger share of our customers' communications expenditures and increase customer retention. In addition, we are currently investigating ways to add video services, including multichannel television, as a part of our bundled offerings. Our bundling of services is differentiated from other incumbent operators because we face fewer regulatory requirements, and can often be differentiated from other operators because we are not constrained by the technical limits or cost structure of a less advanced or less capital efficient network architecture. We believe that our DSL proposition is especially important as we compete against data service providers utilizing cable modems, who have difficulty guaranteeing a direct correlation between price paid and speed of access received.

    The Internet is a key management tool in the marketing, provisioning and billing of our services, as well as in the ongoing support of our customers. We also use the Internet as a sales tool by attracting customers through our web site, www.core.com. We are actively developing and incorporating systems to deliver "Internet Centric" operational support systems which are planned to add functionality in the areas of electronic billing, web-based customer care and e-commerce and e-services. We use the Internet as an efficient means of communication with our business and residential customers, providing on-line sign-up and self-provisioning of services. We believe that using the Internet to communicate with the customer will be not only convenient for the customer, but will also increase our operating efficiency. We believe that by encouraging the self-provisioning of communications products, especially in the broader residential market, we will particularly attract the most data-intensive and higher margin customers at lower customer acquisition and operating costs.

    We intend to focus on both residential and small to medium-sized business customers, including the Small Office/Home Office (SOHO) market, located in major metropolitan areas in the United States. These segments contain many communications-intensive customers that we believe are often underserved by both existing incumbent carriers and new entrants. We seek to attract customers in these segments by offering innovative services, superior customer service and overall value. By targeting both of these sectors, we expand our potential revenue base, leverage our marketing costs over a greater number of potential customers and increase network utilization with more subscribers. We believe that marketing and provisioning through the Internet will allow us to deploy our strategy more rapidly than we could with only a direct sales force.

Continuity of Management

    Our management has extensive experience in developing and marketing bundled communications services, building proprietary back office systems to support residential and business customers, and designing and constructing large integrated communications networks. Our management team's accomplishments in the telecommunications industry span nearly 20 years. There are several members of this team that have worked together for a decade or more:

    o Our President and Chief Executive Officer, Barclay Knapp, was a member of the original management team at Cellular Communications, Inc. (CCI), which was an original applicant for cellular licenses in the United States in 1982. Mr. Knapp is also the President and CEO of NTL Incorporated.

    o Our Chairman, George Blumenthal, was a member of the original management team of Cellular Communications, Inc. Mr.
         Blumenthal also serves as the Chairman of NTL.

    o Our Chief Operating Officer, Patty Flynt, joined Cellular Communications, Inc. in 1989, where she was the director of its Management Information Services division. Ms. Flynt also served as the MIS director at NTL.

    In the key areas of our operations, our management includes individuals who have worked with CCI, NTL and their historical affiliates for many years and have significant telecommunications industry experience. Below is a partial list of several of those individuals and their area of expertise:



                                                              PREVIOUS HISTORICAL
    NAME                              OPERATIONAL AREA        AFFILIATES             YEAR JOINED
    ----                              ----------------        -------------------    -----------

    Thomas S. DellaRocco.....        Networks                 CCI, NTL                   1984
    Stefan Eckert............        Sales                    CCI                        1985
    Beth K. Fisher...........        Customer Operations      CCI                        1985
    Kimberly K. Liston.......        MIS                      CCI, NTL                   1990
    Donald B. Miller.........        Marketing                CCI                        1986
    Paul J. Nelson...........        Sales                    CCI                        1991
    Chris Y. Skudder.........        Customer Operations      CCI, NTL                   1992
    Richard J. Lubasch.......        General Counsel          CCI, NTL                   1986
    Gregg N. Gorelick........        Financial Controller     CCI, NTL                   1986


    The continuity of this team is due to their success in working together throughout the corporate lineage that began with Cellular Communications, Inc. in 1981. In addition to these individuals, there are other members of our management team and staff who were part of CCI, or part of a later joint venture between CCI and AirTouch Communications, Inc. that was formed in 1991. Several of our directors have also been involved with each of these companies. CCI was acquired by AirTouch Communications, Inc. in 1996.

    Out of Cellular Communications, Inc., several publicly traded companies were spun-off. Our management team developed these other communications companies:

    o NTL Incorporated, a telecommunications, cable television and Internet provider which operates principally in the United Kingdom and Continental Europe. Giving effect to recently announced acquisition agreements, NTL's franchise areas cover approximately 12 million homes, representing approximately 50% of the homes and an even larger share of the businesses in the United Kingdom. NTL has already achieved an industry leading customer penetration rate of 48% in the original areas it built-out and marketed.

    o Cellular Communications of Puerto Rico, Inc. (CCPR), which operated the dominant cellular business in Puerto Rico and the U.S. Virgin Islands, and from which CoreComm Limited was spun-off in 1998.

    o Cellular Communications International, Inc. (CCIL), which was a co-founder of Ominitel Pronto Italia, S.p.A., which owns the second cellular license in Italy.

    The core management team remained intact and guided the above companies to substantial success, culminating in the acquisitions of each of CCI, CCIL and CCPR by major telecommunications companies.


     COMPANY                                             TRANSACTION
     -------                                             -----------

       Cellular Communications, Inc.                     Acquired by AirTouch for $2.5 billion (August
                                                         1996)
       Cellular Communications International, Inc.       Acquired by Mannesman and Olivetti for $1.8
                                                         billion (March 1999)
       Cellular Communications of Puerto Rico, Inc.      Acquired by SBC Communications, Inc. for $814
                                                         million (August 1999)


Communications Industry

    We are participating in the large and rapidly changing U.S. wireline telecommunications industry. We believe that the wireline telecommunications industry benefits from positive price elasticity, as well as growing, non-cyclical demand for services. According to the U.S. Census Bureau, the total wireline segment of the U.S. telecommunications market was estimated to be approximately $208 billion in 1998. Approximately 50% of this revenue is derived from local service and network access. In addition, demand for access to the Internet and data services is having a significant effect on the U.S. communications industry, and is expected to continue its rapid growth. Various estimates project this segment to grow significantly over the next several years.

    As demonstrated on the chart below, as a wireline telecommunications services provider, CoreComm is operating in the largest of the communications related industries, which represents significant market opportunities for us:

       INDUSTRY                                      U.S. MARKET SIZE                HISTORY
       --------                                      ----------------               --------
       Wireline Telecommunications                   $208 billion(1998)(1)          120 years
       TV Broadcasting                                 35 billion(1998)(2)           60 years
       Cellular                                        42 billion(1998)(1)           17 years
       Cable & Satellite                               34 billion(1998)(2)           50 years
       Radio                                           15 billion(1998)(2)           70 years
--------------

(1) Source: U.S. Census Bureau

(2) Source: Euromonitor International Inc.


The Smart LEC(SM) Overview

    Our Smart LEC strategy is designed to allow us to enter communications markets rapidly and to offer a variety of operating benefits, including: improved operating margins, enhanced control of the customer experience, success-based capital expenditures, and higher overall returns on capital. In addition, we believe that the efficiency and broad reach of this network strategy, in conjunction with our diversified product offering, enable us to operate under a business plan which requires only a small share of each of our target markets for a successful return on investment.

    The Smart LEC network strategy combines the building and owning of key network facilities with the leasing of other services from the Incumbent Local Exchange Carriers (ILECs) and other telecommunications carriers under the following general principles:

    We build those parts of the network which we believe:

    o    significantly improve operating margins;

    o    are necessary to enhance the services to the customer; and

    o    are not generally available from other providers.

    Conversely, we lease those portions of the network which we believe:

    o    are disproportionately expensive to build;

    o    are readily available to be leased economically from other providers;
         and

    o    do not impact our ability to interact with the customer.

    We have deployed our Smart LEC facilities in Columbus, Ohio, Cleveland, Ohio and Chicago, Illinois and are currently developing three additional markets:
Detroit, Michigan, New York, New York and Boston, Massachusetts. These six markets comprise approximately 18 million total access lines. In connection with these markets, we are in the process of establishing collocation facilities in approximately 133 ILEC central offices. We have also identified approximately 30 additional markets where we intend to deploy our Smart LEC network in 2000-2002. We currently deliver our Internet services over our broadband ATM network, which has approximately 125 points of presence and approximately 50,000 route miles of leased broadband circuits throughout the United States.

    Based upon our historical experience we are developing sophisticated proprietary integrated systems and procedures that support all aspects of our business, including customer provisioning systems, billing systems, and customer care and collections support systems. Additionally, our systems support electronic bonding with the ILEC in each of our markets. We believe that an effective back office is essential to efficiently serving our customers and achieving successful overall customer satisfaction and retention.

BUSINESS STRATEGY

    Our objective is to become a leading provider of integrated communications services in our target markets. We believe that we will successfully compete with the incumbent operators and achieve attractive returns on capital by pursuing the following key strategies:

    Provide Services to both Business and Residential Customers. We focus on marketing and packaging our services with product offerings that are tailored to small-to-medium-sized business customers and communications-intensive residential markets. Because our networks are capital efficient and because we lease the "last mile" to the customer, we believe that our business model uniquely allows us to serve profitably both the business and residential communities. We believe that each segment offers certain advantages: the small-to-medium-sized business market offers high volume and revenue per customer, as well as increased geographical concentration of users; the residential market offers a large, undeserved, growing market with significantly less competition from other providers. For example, in Ohio we are one of only a few competitive providers that market local telecommunications services to the residential market. In addition, targeting both sectors allows us to leverage the fixed cost aspects of our network and operations.

    Offer Bundled Services. We provide our customers with "one-stop shopping," offering local and long distance telephony, Internet and data services. Our services are packaged and priced in bundles which give the customer increased flexibility, choice, and "value for money". We emphasize offerings which are easy to value by the consumer, and allow them to "buy what they need and pay for what they get." We typically offer a platform of basic services and then create ways for customers to add additional services easily and conveniently according to customer preferences. Our current service offerings include: local dial tone and local calling; enhanced telephony features, such as call waiting; long distance calling services; dial-up and dedicated Internet access; and data services. Our integrated offerings enhance convenience by giving the customer one point of contact for all of these services, providing the services on a single bill and simplifying the decision-making process. In addition to attracting customers, we believe this strategy also improves our profitability by increasing our average revenue per customer with additional higher margin services, reducing customer acquisition and other operating costs, and improving customer retention.

    Own and Operate Capital Efficient Networks. Our strategy is to provide our full range of communications services over our capital efficient, switch-based network infrastructure which combines the building of key network facilities with the leasing of other elements from the ILEC or other telecommunications carriers. We believe that our network strategy offers a variety of benefits including: attractive operating margins, control of the customer experience, greater speed to market, broad geographic reach, ability to serve both businesses and residential customers, success-based capital expenditures, and higher overall returns on capital.

    "Internet Centric" Strategy. We use the Internet as a key tool of our business strategy. First, Internet access is one of our core service offerings. We believe that demand for access to the Internet will continue to grow rapidly in both the business and residential markets, and that our bundled Internet and telephony product offerings will be attractive to potential customers. Second, we currently use our www.core.com web site as a sales tool where customers can sign up for service, to increase awareness about CoreComm and our products and services, and to access the large and growing number of users of the World Wide Web. We also intend to use the Internet to be able to efficiently communicate with virtually every CoreComm customer. We will provide on-line sign-up, feature selection, billing, moves/adds/changes, and customer care. We currently offer customers the ability to sign up online and the option to receive their bills via e-mail, and are in the process of expanding our systems for these additional on-line services. We believe that communicating with the customer electronically will significantly increase our operating efficiency by reducing our sales costs, customer service costs and billing costs, as well as our bad debt expense. We also believe that this strategy will provide added convenience for the customer, which will further differentiate us from our competitors.

    Effective Marketing Over Wide Areas. We develop and utilize effective and efficient marketing techniques to attract customers. We believe that our network will allow us to leverage our fixed cost infrastructure to reach wide geographic areas within our target markets. In addition, the ability to resell ILEC services expands our overall potential service area even further. Our ability to offer targeted, customer-convenient services over wide areas enables us to utilize mass marketing strategies and other efficient methods of communicating our offerings to our potential customers. We believe that these initiatives will increase the awareness of the CoreComm brand and attract new customers in our target markets.

    Distinguish CoreComm From Its Competitors. Our strategies seek to differentiate us from other communications providers. To satisfy customer needs, we offer an integrated bundle of services that is not typically offered by a single provider, and package these services into product offerings that are unique in their emphasis on simplicity, choice and flexibility. We can differentiate our service offerings in part because we are less constrained by regulatory requirements than ILECs, and not as limited by less capital efficient networks as other operators. In addition, we offer customer service and support which is superior to what customers have often experienced in the past with their ILEC or other providers. We have developed our own sophisticated back office systems to enable us to do so effectively and efficiently. We believe that our on-line billing and customer service will further differentiate the way we interact with customers. Through these and other factors, we try to create an image for CoreComm that emphasizes us as an important member of the community, offering our services over broad areas, to both business and residential customers, with superior reliability and service. We believe differentiating CoreComm in this manner will help us attract and retain our customers.

    Leverage Experience of Proven Management. Our management team has had significant experience in developing several successful communications companies in the U.S., the United Kingdom and other countries. We believe that our management's experience will enhance our ability to execute our business plan, and will contribute to our overall operational success and results. Our management has designed attractive, bundled communications services and product offerings. In addition, our management has previously developed its own internal systems for billing, MIS and customer care. We believe that a high quality back office is critical for effectively and efficiently serving the customer. Many members of our management team have worked together for 10 to 15 years. Our senior management founded and operates NTL Incorporated, a large telecommunications, cable television and Internet provider which operates principally in the United Kingdom and Continental Europe. At NTL, management has had experience competing against incumbent operators by offering business and residential customers bundled packages of integrated communications services, including telephony, cable TV and Internet access. NTL has developed creative marketing and packaging strategies which have delivered industry leading customer penetration rates (48% versus the industry average of 32%) and churn rates which are less than half the industry average. Our senior management has also been involved with other communications ventures, including Cellular Communications, Inc., Cellular Communications of Puerto Rico, Inc., and Cellular Communications International, Inc. which operated cellular businesses in Ohio and Michigan, Puerto Rico, and Italy, respectively. In these ventures, our management has typically achieved successful operating results, developed significant experience competing against incumbent operators, built and maintained sophisticated communications networks and back office support systems, and gained recognition in the communications industry and the capital markets. CoreComm represents an effort to capitalize on this history of experience and operational success to exploit the significant communications opportunities in the U.S.

    Expand Through Strategic Acquisitions. We have expanded and grown our operations through strategic acquisitions. We look for acquisitions that enhance our ability to execute our business strategy, including adding complementary network and facilities, increasing revenues, and gaining management talent. To this end, in 1999 we completed the acquisitions of MegsINet Inc. ("MegsINet"), a Chicago based Internet service provider, and the assets of USN Communications, Inc. ("USN"), a CLEC in the midwest and northeast providing service to business customers. In addition, we recently announced that we have entered into definitive agreements to acquire ATX Telecommunications, Inc. ("ATX"), a "smart build" CLEC and integrated communications provider serving the mid-Atlantic states, and Voyager.net, Inc. ("Voyager.net"), the largest independent full service Internet communications company in the midwest and Great Lakes region. We intend to continue to pursue acquisition opportunities which would accelerate the growth and success of our operations.

THE SMART LEC(SM) NETWORK

    The Smart LEC strategy allows us to implement our own switch-based telecommunications network without the significant additional expense, time commitment and general financial risk of building our own complete local loops and transmission facilities. We believe this strategy will improve our overall return on capital and lower the level of risk associated with the execution of our business plan, based on the following general advantages:

     o reduced capital expenditures associated with leasing rather than building complete local loop and transport facilities;

     o   greater certainty of return from success-based capital spending;

     o increased network utilization as a result of the access to multiple revenue streams and the ability to increase leased capacity incrementally; and

     o lower overall market penetration requirements as a result of reduced network costs.

Advantages of the Smart LEC network

        We believe that this network strategy offers a variety of specific benefits including:

        Lower Overall Cost -- We believe that the Smart LEC network can be deployed at a much lower cost than building conventional networks. The cost of conventional networks includes the cost of all of the network facilities included in the Smart LEC build, plus the construction of conduit, transport capacity and associated infrastructure to connect network access points, switch facilities and customers. The deployment of these transmission route components involves significant expense, and their elimination under our strategy considerably decreases our capital expenditure requirements. Whereas the construction of full network facilities has been estimated to cost between $1,000 to $3,000 per line, depending on the specifications of the network, we estimate that our Smart LEC network will cost less than $500 per line, while still providing comparable basic telephony services and additional advanced services.

        Lower Required Customer Penetration -- Due to the reduced cost of building the Smart LEC network, our business model requires a lower level of customer penetration to be successful as compared to a full-facilities network. Because there is a reduced amount of up-front investment, we believe that we can gain profitability and a sufficient return on capital with a relatively small percentage of market share. This advantage not only lowers our exposure to risk, but also gives us the flexibility to design our offerings to target a specific subscriber base of communications-intensive users without the requirement of necessarily attracting a large portion of the market. The ability to serve both business and residential customers also increases our potential overall market.

        Success-based Capital Expenditures -- An additional benefit of our Smart LEC network is the "success-based" cost structure of the capital expenditures. Conventional full-facilities networks typically require the network construction to be fully completed in advance of obtaining customers, generating high initial capital expenditures. Under our Smart LEC strategy, certain switch and access facilities are installed ahead of time, but the majority of capital is invested to increase the capacity of the network based on our success in attracting customers. We can therefore enter a market with a significantly lower up-front investment, and add facilities and leased capacity over time as we grow our customer base. A significant portion of our network expenses can therefore be incurred later and with more certain returns.

        Control of the Customer Experience -- We believe that having greater control over the services that we offer enhances our ability to improve the overall customer experience. Through the facilities which we install, we have control over the services provided to customers, including the operation of features, phone numbers, and line testing and servicing. Control over the implementation of the products enables us to better manage the service and to more easily offer custom packages of products and features. We believe that our delivery and marketing of targeted, customer-convenient, easy-to-understand packages differentiates us from our competition.

        Ability to Serve Business and Residential Customers -- Our Smart LEC network architecture is designed to reach both business and residential customers. Because we are leasing rather than building the local connection to the customer, we believe we can economically reach the residential market despite its lower density relative to the business market. As a result, we are able to reach and serve the significant consumer segment, which has typically had significantly fewer competitors than the business segment. In addition, there are significant synergies which accrue from the ability to serve both business and residential market segments, including benefits to our marketing, service operations and network utilization.

        Higher Operating Margins -- We believe that deploying key network infrastructure will enable us to achieve significantly higher gross margins than the margins obtained under total service resale. Total service resale, which is the resale of complete services from ILECs without installing owned facilities, typically generates gross profit margins of approximately 20-25%. Under the Smart LEC strategy, rather than reselling the entire service, we will be leasing only certain unbundled network elements, such as local loops and transport. We will use our own facilities for network interconnection, switching, features, and other network elements. By design, the facilities which we own and install are those which have a significant positive impact on our gross margins. By utilizing our own facilities for certain key portions of the network, we believe that we can increase our operating margins significantly above the margins which can be achieved with resale.

        Increased Speed to Market -- The Smart LEC strategy will also increase the speed at which we can enter additional markets. The time needed to construct a conventional network is extended by factors such as civil construction, the permit application process, certifications, and network management. Although constructing the Smart LEC network involves certain similar procedures, the majority of the installation work takes place in our own facilities and leased collocations of the ILECs, and significant route network construction elements are eliminated, which should contribute to an increased speed to market under our strategy. Whereas conventional networks typically take between 18 to 24 months to construct, we believe our networks can generally be installed in a 6 to 12 month time frame.

        Access to Wide Geographical Areas -- We believe the cost structure of the Smart LEC network will enable us to enter target areas which may not be economical for a full facilities network. When building a conventional network, density is a critical factor because the distance between the local switch and customers has a significant impact on build costs. In the Smart LEC network, although density is still important, it is less critical because the local loops are already built and are simply leased from ILECs. The ability to lease certain portions of the network therefore expands the potential territories that can be economically served by our network. In addition, we can offer total service resale in areas that are not yet served by our network, which expands our operating territory even further. Because ILECs are typically connected to all businesses and residences in its region, our ability to lease or resell these connections gives us considerable geographic flexibility and reach within our target markets. We believe that we will realize several advantages from having the ability to serve broad geographical areas, including operating synergies, marketing efficiencies and the enhancement of our overall company image presented to potential customers.

Network Development and Architecture

    Under our Smart LEC strategy, we build those portions of the network that we believe will significantly increase our gross margins, are necessary to control the services provided to the customer, and can be deployed rapidly and efficiently. We lease those portions of the network that are readily available to be leased economically from other providers. Accordingly, we are building the Smart LEC network in each target market through a combination of the following three central elements:

    o Installing telephony and data equipment in our target metropolitan areas, including: Class 5 telephony switches, ATM switches and Internet point-of-presence equipment in our own facilities, along with telephony access devices, DSL access equipment, modems and other equipment in facilities collocated with the ILEC. These devices switch and route voice and data transmissions across the network.

    o Leasing the "last mile" or "local loop" (the portion of the network extending from the end-office to the customer's premises). This local connection is leased by us from the ILECs as an "Unbundled Network Element" as provided under the Telecommunications Act of 1996. These local loops are used to transport voice and data services, for Internet access services, as well as for DSL and other high capacity voice and data applications. For larger customers or concentrated groups of users (such as multi-dwelling units), we lease circuits with greater bandwidth for this local connection.

    o Leasing the transport capacity to carry voice and data both regionally (between our collocated facilities and our regional switch) and nationally (between our regional switches, our national Internet points-of-presence, other carriers, and the Internet). We lease these services from ILECs, Competitive Local Exchange Carriers (CLECs), Inter Exchange Carriers (IXCs), Competitive Access Providers (CAPs) and other providers. We use these leased circuits to transport our own voice and data traffic and deliver it to the most economical point of interconnection with other carriers. These leased circuits are interconnected using our national ATM facilities.

    As a complement to the network described above, we also resell complete services from ILECs (total service resale). Although we intend to serve customers primarily over our own network, resale allows us to expand our target markets by adding service areas where our facilities are not yet installed. This enables us to market our services prior to and during the installation of our network, and then connect customers to our facilities once they are in place. Resale also allows us to serve customers that may not be within the current reach of our switch-based network. Although providing service on a resale basis generates lower gross margins, we believe that there are advantages to offering comprehensive geographical coverage within our target markets, particularly when competing with an ILEC.

    We believe that the quantity of existing and planned fiber transport facilities available from other carriers will be sufficient to satisfy our need for leased transport facilities and permit us to obtain these facilities at competitive prices for the foreseeable future. Several factors contribute to this view: there is significant transport capacity in place today and we often have the ability to choose from multiple providers including the ILECs; the number of new providers building networks continues to increase; most providers are consistently increasing their network capacity; and advances in wave division multiplexing technology have continued to increase the capacity of existing fiber plant. In addition, the ability to lease transport from the ILECs gives us broad geographic coverage. As the volume of our traffic grows, however, in the future it may become economical to build our own transport facilities in certain markets.

    We currently lease transport capacity from multiple carriers across our regional and national networks, including, among others:


               ILECs                       OTHER CARRIERS
               -----                       --------------
               Ameritech                   ICG
               Bell Atlantic               IXC
               Bell South                  Level 3
               Frontier                    MCI WorldCom
               SBC                         NEXTLINK
               US West                     Qwest

    Nationally, as we construct regional Smart LEC networks, our ATM network will interconnect these local networks and other points-of-presence across the U.S. over leased circuits to provide national data, voice and Internet connectivity.

Network Technologies

    Our Smart LEC network is capable of carrying both voice and data communications using the following technologies:

    o Standard Telephony -- the traditional, reliable transmission of voice over local loop copper wire and regional and national fiber optical transmission path which, through the use of switches, becomes a dedicated end-to-end circuit.

    o Internet Protocol (IP) -- the structure of data transmitted over the Internet. Because Internet Protocol involves splitting data into "packets" which are transmitted independently and reassembled at their destination, Internet Protocol does not require a dedicated end-to-end circuit and many different communications messages can be routed simultaneously over the same transmission facilities, resulting in greatly improved efficiency. This technology is currently being developed to be used reliably for voice service.

    o Digital Subscriber Line (DSL) -- a transmission technology that allows for the transport of significant levels of voice and data at high speeds over conventional, copper phone lines. These higher transmission rates can be used for high-speed Internet access, to transport multiple voice lines over a single loop, or for both simultaneously.

    o Asynchronous Transfer Mode (ATM) -- a transport protocol that supports many types of high-speed transmissions including voice, data, video, audio and imaging. ATM allows for the use of individual circuits for multiple simultaneous purposes, increasing network efficiency.

    o Digital Loop Carrier (DLC) -- an access technology allowing us to aggregate and concentrate the voice traffic collected at the collocation facility to more efficiently transport this traffic to our switches.

Local and Regional Network Deployment

    We have identified six major metropolitan areas as the initial target markets for the rollout of our regional Smart LEC networks. Our switches in Columbus and Cleveland are currently active and we have begun provisioning our residential and business customers that are on our footprint through these two switches. Our Chicago switch has been installed, and we expect to begin migrating customers in the second quarter of 2000. In addition, we are currently constructing our network in three additional markets: Detroit, Michigan; New York, New York; and Boston, Massachusetts. We expect the networks in these markets to be installed in 2000. These six markets comprise approximately 18 million total access lines. We are in the process of establishing collocation facilities in approximately 133 ILEC central offices in these markets. The significant majority of these are physical collocations, under which we have space within the central office that is dedicated to our exclusive use.

    We have also identified more than 30 additional markets where we intend to deploy our Smart LEC network in 2000, 2001, and 2002. These markets are in several states, including: Pennsylvania, Maryland, Connecticut, Indiana, Wisconsin, Missouri, Florida, Texas and California, among others. The buildout schedule, as well as the final selection of our markets, will depend on a number of factors, including the success and speed of the rollout of the initial six markets, ILEC interconnection agreements, and other factors. We will continue to offer our Internet services nationally over our leased ATM network.

    Key data for our initial six markets is listed in the following table:

                                  ESTIMATED
                                   BUSINESS         ESTIMATED                            COLLOCATIONS IN
                   CITY            LINES(2)    RESIDENTIAL LINES(2)     TOTAL LINES(2)     PROGRESS(3)
              Cleveland, OH          423,733             922,473             1,346,206          18
              Columbus, OH           273,345             597,662               871,007          12
              Chicago, IL          1,893,902           3,022,030             4,915,932          33
              Detroit, MI            851,821           1,775,068             2,626,889          24
              New York, NY         1,782,190           3,858,804             5,640,994          26
              Boston, MA             859,422           1,492,218             2,351,640          20
                                  ----------        ------------          ------------         ---
                        Total      6,084,413          11,668,255            17,752,668         133
--------------

(1) Based on our current buildout schedule.

(2) Company estimates based on FCC, iMarket and TargetPro. Represents estimated lines within the MSA.

(3) We are in various stages of the collocation process depending on the market and its priority in our buildout schedule. Our collocation process consists of the following basic phases:

    o Gathering of demographic data for each region and selection of specific ILEC facilities for collocation;

    o Filing applications with the appropriate ILECs for collocation rights at each selected location;

    o    Upon receipt of each approval, doing an evaluation of each facility;

    o Building by the ILEC of a "cage" or preparation of space in which our equipment will be placed; and

    o    Installing and testing of our equipment.

    We have at least obtained approval of our applications for all collocations in progress.

    In determining our target markets, we prepare detailed analyses of telecommunications and demographic data. Our target markets are chosen based on a number of factors, including:

    o    Overall size of the telecommunications market;

    o    Concentration of business and residential customers;

    o    The availability of local transport networks and providers;

    o    Demographic statistics;

    o    The location of our existing resale customers;

    o    Our relationship with the ILEC and interconnection terms; and

    o    Regulatory environment.

    We are currently authorized to operate as a CLEC and/or long distance telecommunications provider in 24 U.S. states.

    We believe that our Smart LEC strategy enables us to enter and construct our network into new cities with relatively low up-front capital expenditures, and a significant proportion of success-based capital expenditures. Depending on the size of the market and other factors, our up-front costs to enter a market are expected to be approximately $7 to $10 million, which includes initial set-up costs associated with entering a market, such as the installation of our switch and collocation facilities. Additional capital expenditures will be based on subscriber levels and services offered and are estimated to be approximately $400-$500 per line. Therefore, a significant portion of the total capital expenditures in a given market will be incurred only as we increase our subscriber base and the related capacity of the network.

National Network

    We currently have in place an ATM network which connects approximately 90 U.S. cities. We have facilities located in each of these points of presence, and have leased DS-1 to OC-3 circuits to interconnect this network and to reach the major national Internet access points. Approximately 49 owned ATM switches are now being used across our network. The ATM switches allow us to carry multiple services efficiently over our circuits. We directly peer with major backbone providers including MCI WorldCom and PSINet. These peering arrangements help us maintain a competitive low cost network. This national network interconnects our local Smart LEC networks as they are deployed.

    Our national network currently interconnects our point-of-presence facilities in the following cities:

    Akron, OH                  Detroit, MI          Memphis, TN                 Rochester, NY
    Albany, NY                 El Paso, TX          Merriville, IN              Rockford, IL
    Albuquerque, NM            Flint, MI            Milwaukee, WI               Sacramento, CA
    Atlanta, GA                Grand Rapids, MI     Minneapolis/St. Paul, MN    Salt Lake City, UT
    Austin, TX                 Green Bay, WI        Montgomery, AL              San Antonio, TX
    Billings, MT               Greensboro, NC       Nashville, TN               San Diego, CA
    Birmingham, AL             Greenville, SC       Newark, NJ                  San Francisco, CA
    Boise, ID                  Hartford, CT         New Orleans, LA             San Jose/Mae West, CA
    Boston, MA                 Houston, TX          New York, NY                Seattle, WA
    Buffalo, NY                Indianapolis, IN     Norfolk, VA                 South Bend, IN
    Champaign, IL              Irvine, CA           Oklahoma City, OK           Spokane, WA
    Charlotte, NC              Jackson, MS          Omaha, NE                   Springfield, IL
    Chicago, IL                Kansas City, MO      Pensauken, NJ               St. Louis, MO
    Cincinnati, OH             Knoxville, TN        Peoria, IL                  Stamford, CT
    Cleveland, OH              Lansing, MI          Philadelphia, PA            Syracuse, NY
    Colorado Springs, CO       Las Vegas, NV        Phoenix, AZ                 Toledo, OH
    Columbia, SC               Laurel, MD           Pittsburgh, PA              Topeka, KS
    Columbus, OH               Lexington, KY        Portage, IN                 Traverse City, MI
    Corpus Christie, TX        Little Rock, AR      Portland, OR                Tucson, AZ
    Dallas/Ft. Worth, TX       Los Angeles, CA      Raleigh/Durham, NC          Tulsa, OK
    Dayton, OH                 Louisville, KY       Reno, NV                    Washington, DC
    Denver, CO                 Madison, WI          Richmond, VA                Wichita, KS
    Des Moines, IA


    Our national leased circuits currently cover approximately 2,500 miles of OC-3 circuits, approximately 27,000 miles of DS-3 circuits and approximately 20,000 miles of DS-1 circuits.

Technology Management Center

    We opened our state-of-the-art Technology Management Center (TMC) during the first quarter of 2000. The TMC monitors CoreComm's national facilities-based network, including its Internet backbone. Using the latest network management software, the TMC is able to provide real-time information to ensure network reliability and instant network upgrades to meet consumer demand. The TMC houses the latest in call routing and switching equipment for local and long distance telephone services and features, and Digital Subscriber Line (DSL) technology. The facility operates 24 hours, seven days a week and has a staff of 25 professionals.

The Telecommunications Act of 1996

    Our ability to lease unbundled network elements from incumbent providers is the result of the Telecommunications Act of 1996. The Telecommunications Act opened up the local telecommunications exchange market to competition, creating an attractive opportunity for us and other carriers. The Telecommunications Act requires that ILECs offer the use of their networks for total resale or the lease of unbundled network elements, and that ILECs permit other carriers to collocate and interconnect their equipment within the ILECs' central offices. Moreover, an ILEC that is also a Bell operating company (BOC) is prohibited from entering the long distance market in its home region until it is determined that there is a significant level of competition in its local service market.


LMDS Broadband Wireless Spectrum

    As a complement to our Smart LEC network, we own Local Multipoint Distribution Service (LMDS) licenses for the broadband wireless spectrum. Our licenses cover nearly all of the state of Ohio and represent more than 10.5 million "POPs". With 1,150 MHz of spectrum, these licenses have much greater bandwidth than cellular or PCS licenses (up to 30 MHz) or other fixed wireless licenses (80-400 MHz). We are the fourth largest holder of this spectrum in North America. NEXTLINK Communications, Inc. is the largest license holder, and has licenses for major U.S. population centers outside of Ohio.

    LMDS is a newly authorized fixed broadband wireless service that may be used to provide high-speed data transfer, telephone service, telecommunications network transmission, Internet access, video broadcasting, video conferencing, and other services. LMDS uses frequencies in the 28GHz to 31GHz range. The spectrum is useable for communication services from a fixed antenna, but is not suitable for mobile or portable communications. The service is subject to line of site limitations and rain attenuation, but current systems seek to reduce these impediments through advanced system architecture and the strategic placement of transmitters. The point-to-multipoint technology of LMDS allows a single hub site antenna to be used to form multiple paths with customer antennas at numerous locations. LMDS can thus be used to provide a wireless high-capacity broadband service for the "last mile" to a subscriber's home or office.

    As LMDS technology advances, we intend to use this spectrum to offer additional communications services and to expand the reach of our network. For some locations, we believe that LMDS may offer a substantially lower cost solution for providing high-quality broadband services than other competing delivery systems such as fiber or copper extensions. LMDS equipment is not in general commercial service at this time, but technology is currently in development and we have established relationships with several equipment vendors.

    Through a wholly owned subsidiary, in June 1998, we were awarded A-Block licenses in 15 markets in Ohio with a total of 10,573,982 POPs (representing more than 95% of the POPs in Ohio). Each LMDS license covers a defined Basic Trading Area, and our A-Block LMDS licenses consist of 1,150 MHz of spectrum. CoreComm bid $25.2 million for such licenses, for an average of $2.39 per POP. POPs are the estimated population of a market. The number of POP's owned by an operator does not represent the number of users of its services and is not necessarily indicative of the number of potential subscribers.


PRODUCTS AND SERVICES

    We currently offer our business and residential customers an extensive array of voice and data services in order to satisfy and capture all of their communications needs.

Bundled Packages

    In our current service offerings, we bundle communications products and services in order to give our customers increased convenience, flexibility and choice, at good "value for money." We typically offer a platform of basic services, which represents a minimum selection of services to be offered, and then create ways for the customers to easily and conveniently increase the other services purchased according to their tastes.

    For example in our current residential offering, we combine a basic package of voice services with Internet access, which we call the "e-Chat" service. Under the e-Chat service, customers are offered a bundled package of communications services that includes local, long distance and Internet service. Although the details of the offerings vary somewhat by region, the service typically includes:

    o    Local dial tone

    o    Local calls

    o    Call waiting

    o    Caller-ID

    o    Personal "800" number

    o    Premium Internet Service

         o    56K unlimited access

         o    5 e-mail accounts

         o    personal web space

    o    Long distance service option (10 cents per minute)

    Additional options and features (such as voice mail, three-way calling, an additional line, and additional web site space) can be easily and flexibly added to the service. The pricing for e-Chat varies by region, but in all areas our price is based on the exact retail pricing from the RBOC for the same local telephony services.

    This marketing strategy has been based on the successful experience of management in penetrating the residential market and competing with incumbent operators in its other communications companies. We believe that this type of marketing strategy has many benefits for both potential customers and CoreComm.

    We believe that potential customers will be attracted to the simplicity of both how we offer and price the service, and of having consolidated services with one provider on one invoice. In addition, we believe that our proposition will be viewed as good "value for money". For the same price that customers currently pay the incumbent operator for telephone alone, from CoreComm they can get the same telephone service, plus Internet access. We price the service at the same rates as the RBOC's telephone service so that it can be perceived simply, easily and quickly as a valuable service. The ability to add additional features conveniently enhances the overall flexibility, and allows customers to tailor the service for their individual needs.

    In addition, we believe that these types of bundled services will improve our operating results. The structure and strategy of our residential product offerings will have a significant impact on our ability to penetrate our target markets successfully. We believe that bundled offerings like our e-Chat service will be attractive to potential customers. In addition, we believe bundled packages improve customer retention because customers typically must approach multiple providers in order to replace the bundled CoreComm services. Finally, we believe that combining a feature-rich telephony service with Internet access service will attract communications-intensive users, who typically generate higher average revenue and are more likely to subscribe to additional communications services, such as high speed access.

    Although the specific components of our offerings will change, we will continue our strategy of designing attractive marketing packages which give the customer flexibility and choice, with convenient ways to subscribe to additional services.

Voice and Data Services

    We currently offer the following voice, data and Internet services to business and residential customers in our markets:

    o Local Exchange Services -- including standard dial tone, local calling, Centrex services, Emergency 911 services, operator assisted calling, access to the long distance network, and other related services.

    o Custom Calling Features -- including call waiting, call forwarding, caller ID, voice mail, conference calling and other enhanced features.

    o Long Distance Services -- including 1+ interLATA calls (which are calls across Local Access and Transport Areas), intraLATA calls, international calls, 800/888/877 toll free services, calling cards and other related services.

    o Internet Access Services -- including dial-up and dedicated access to the Internet over conventional modems, ISDN, T-1, DS-3 and higher speed connections.

    o Web Site Hosting and Design -- including dedicated and shared site hosting and, typically through third parties, web site design.

    o Data Networking Services -- including a variety of data circuits and networking solutions.

DSL Offering

    DSL is a transmission technology that allows for the high speed transport of significant levels of voice and data over conventional, copper phone lines. DSL can deliver speeds of up to 7 Mbits per second, which is the equivalent of more than 100 voice grade circuits, over a single copper loop.

    DSL technology enables consumers to transfer data or access the Internet at high speeds. In addition to significantly increasing data transfer rates, DSL technology offers an alternative for providing multiple voice lines or voice and data carried over the same pair of twisted copper wire. By using DSL, businesses can obtain the same number of voice lines over a single loop that would normally be obtained using a more expensive standard T1 or other circuit. DSL technology also makes it possible for business or residential customers to obtain telephone service and high-speed data service simultaneously over a standard copper telephone line.

    We believe there are several benefits to DSL, including:

     o   High bandwidth, high-speed, "always on" Internet connections;

     o Dedicated, not shared bandwidth, which allows for "guaranteed" performance levels;

     o Ratable service, which allows us to tailor the service to the customers' needs and allows the customers to determine how much money to expend for the amount of high speed bandwidth they need;

     o   Ability to use the same loop for voice and data simultaneously;

     o   Enhanced security;

     o Utilization of existing copper infrastructure, which allows faster rollout and lowers deployment costs;

     o Increased telephony margins as a result of providing multiple services over a single local loop; and

     o   Deployment with success-based capital expenditures.

    We believe our Smart LEC network is well suited to capitalize on DSL technology. In our own switch facilities and our collocation facilities, we are deploying DSL access equipment (including DSLAMs). DSLAMs are connected to the copper loops at the end office, and aggregate and concentrate the data traffic from the end user. DSL technology is limited by the length of the loop being used, which typically must be less than three miles, as well as other factors such as the condition and quality of the copper line. We rollout our DSL network and services simultaneously with the telephony network. We use DSL to provide high-speed Internet access and data services and intend to use DSL to provide combined data and voice services over a single copper loop, and voice circuit trunking to connect multiple access lines.

    We deploy multiple forms of DSL in order to provide a broad service offering to our customers and to expand the DSL coverage of our target markets. Our offerings include different forms of Asymmetric DSL (ADSL) including Rate Adaptive DSL (RADSL), Symmetric DSL (SDSL) and Integrated DSL (IDSL). Our ADSL offering is expected to include G.lite as well. We believe that a widely accepted standard, such as G.lite, will enhance our ability to penetrate our target markets with DSL services.

Other Related Services

    Cellular and Paging Services. As a complement to our voice and data services, we also offer cellular and paging services. Although these are not core products and do not utilize our own networks, they are offered as an additional service for our business and residential customers for added choice and convenience. We are currently offering cellular services in Ohio and Michigan, and may choose to add other markets in the future. Our paging service is available nationally. We have resale agreements with the three major providers of cellular service in Michigan and Ohio: AirTouch Cellular, GTE Mobilenet Inc. and Ameritech Mobile Communications, Inc. In addition, we sell retail cellular long distance telephone services to cellular customers of various local cellular service providers who have chosen us as their long distance service provider.

    IP Telephony. With recent advancements in the development of telephony equipment using Internet Protocol, the overall quality of telephone calls delivered over an IP network has become increasingly reliable and has become more equivalent to the circuit-switched network. Although we are not currently using this technology to deliver our voice traffic, our local and national networks have been designed to allow for the use of IP telephony when and if reliable technology becomes available.

    Under this technology, our platform would compress and convert voice into IP packets using voice compression algorithms, digital signal processors and ancillary software. These packets would then be transmitted via our national IP network. Due to its scalability and compression features, this technology would allow a greater quantity of simultaneous voice calls and data to be carried over the network compared to traditional circuit switching, thus utilizing significantly less bandwidth. Potential services offered under this technology would include local and long distance calling, fax transmission, call termination, national voicemail, and other related services.

SALES AND MARKETING

    Our marketing strategy is to provide business and residential customers a bundled package of high quality telecommunications services, delivered with quality care and service to the customer at prices which offer "value for the money".

    In its prior experience, our management has had significant success in marketing integrated communications products in several other operations both in the U.S. and abroad. We believe much of this success was due to our management's ability to creatively and effectively design and market integrated communications products and services. We intend to capitalize on this experience to develop service offerings to attract and retain business and residential customers in our target markets.

    A core part of our strategy is to offer our customers bundled telecommunications, Internet and data services. Our integrated service offerings are packaged and priced to give the customer increased flexibility, choice, and value, while also enhancing convenience. Our offerings can be created to allow flexibility to meet individual customer needs, and are conveniently offered on a single bill. We believe that offering combined packages of local and long distance telephony, Internet access and data services is attractive to the potential business and residential customers in our target markets. In addition to attracting customers, we believe this strategy also improves our profitability by increasing average revenue per customer, reducing customer acquisition costs and other operating costs, and improving customer retention.

    The broad reach of the Smart LEC network enables us to market our services over wide geographical areas. By using a combination of resold and switch-based services, we are not limited to offering services only in areas where we have built our own networks. We capitalize on our ability to market over wide areas by utilizing mass marketing strategies and other efficient methods of communicating with our potential customer base. For example, we have contracted to be one of only four gate sponsors for the new football stadium for the Cleveland Browns. Under this agreement, we have prominent placement of advertisements throughout the stadium, an entry gate known as the CoreComm Gate, game giveaway opportunities, and other related advertising benefits. The broad reach of our network across the Cleveland area allows us to take advantage of such mass market opportunities. We believe that these and other initiatives will increase the awareness of the CoreComm brand and will attract new business and residential customers in our target markets. We believe that the ability to market over larger areas increases the efficiency and effectiveness of our marketing and advertising programs.

    In the business market, we focus on a direct sales approach, targeting small and medium-sized businesses. We believe that small to medium-sized businesses represent a large and growing market which is currently undeserved by the ILECs and competitive providers. We seek to attract these target customers with customer-convenient bundles, providing simplicity, flexibility and ease of decision-making. We use our sales force to sell directly to customers, to establish a relationship with telecoms managers, and to better understand and service their communications needs. We generally employ sales people with significant experience in the telecommunications industry. In order to effectively incentivize our sales force, a large portion of their compensation is performance-based and focused on sales and customer retention. We try to attract and retain qualified sales people by offering them the opportunity to work with a successful management team in an entrepreneurial environment, with equity participation through stock options.

CUSTOMER INTERFACE AND PROPRIETARY SYSTEMS

    We believe that the customer experience must be easy, enjoyable, and exceptional. We have developed integrated systems and procedures that will substantially support all aspects of our business, including provisioning, billing, customer care and collections. Our information services and customer care operations are closely linked to ensure that all related operations are effectively integrated. We believe this focus on the customer experience will provide us with a competitive advantage in attracting and retaining customers.

"Internet Centric" Approach

    We are in the process of actively developing and incorporating systems to deliver "Internet Centric" operational support systems. These customer-facing systems are expected to add functionality in the areas of electronic billing, web-based customer care and e-commerce. We are preparing to support a substantial portion of our customer interactions over the World Wide Web. Our customers are able to order new services and interact with our customer care department without using the telephone. They will also be able to view and pay their bill online. We believe that this method of communicating with the customer will not only be convenient for the customer, but will also increase our operating efficiency.

    We employ a variety of techniques to effectively and efficiently serve the customer, including:

    Efficient Fulfillment of Services -- Our systems support electronic tracking of orders from provisioning through installation. Service orders will flow directly from the consumer to our back office, and then on to the ILEC. Administrative controls in our support systems are designed to provide timely identification and resolution of customer concerns and issues.

    Low-cost Billing -- We have developed a customer friendly, fully integrated billing statement covering all of the communications services supplied. The statement currently can be delivered electronically via e-mail. Customers may elect to pay their bill automatically via credit card or direct debit. We are further developing web-based electronic bill presentment and payment capabilities. These services will reduce billing costs while providing value-added services to customers such as the ability to sort billing data and create customized reports.

    Smart Customer Care -- We intend to continue to develop sophisticated customer care systems that will increase our use of the Internet as a means of communicating with our customers. We are currently making customer care available via e-mail, which allows for simple requests and changes to be processed without use of the phone and for customer care associates to work from outside of our facilities. We are currently expanding our web-based care services to include significant additional functionality. These and other initiatives are expected to improve the efficiency of our customer care resources by developing on-line tools which will enable customers to communicate more efficiently with us and even service themselves when appropriate.

Electronic Bonding & Proprietary Systems

    We view the efficiency and the accuracy of our communications and interface with ILECs as an important strategic priority. We are currently bonded electronically with Ameritech and Bell Atlantic. This electronic interface allows for more timely and accurate service ordering and provisioning of our customers. We have real-time access to customer information as well as real-time order entry and confirmation. We provision service to customers through our proprietary systems, which are designed to interface with the ILECs' systems through a variety of delivery mechanisms. Our systems and processes have been developed to decrease the risk of human error associated with provisioning customers by manual keying or fax.

    Our customer interface systems have been developed and continue to be enhanced in a client/server environment that allows for flexibility to accommodate an expanding customer base, efficient entry into new markets, switch-based services, and rapid development of additional functionality. Our proprietary systems handle all pre-ordering activities, including obtaining customer service records (CSR), finding and reserving telephone numbers, verifying customer addresses, validating due dates, searching the ILEC's switches for feature availability (COFA), and yellow page listings.

    In addition, we have developed proprietary methods of ordering and provisioning services through ILECs by formatting and sending electronic data interchange (EDI) messages. These systems use common software for the actual sending and receiving of purchase orders and acknowledgements, but use custom code for the content of these messages. We typically use off-the-shelf software for standard processes that is readily available, and develop proprietary systems when such processes need to be modified to meet our needs.

System Enhancements

    Given the importance that we place on the efficiency, quality and scale of our back office capabilities, we continuously upgrade our proprietary systems in order to enhance their functionality and performance. Our recent and ongoing enhancements to our information systems include the following:

     o Our Rating and Billing engines are being re-engineered for performance and scalability using a multi-tiered architecture.

     o Our provisioning systems for the Ameritech region have been enhanced to support Ameritech's five state region. Our service order management system has been enhanced to validate in real time the ILEC feature availability, integrate the electronic generation of service order data, and integrate automated switch activation software for our Class 5 switches, all within a single system. The provisioning information is entered once, and it flows through our internal systems, our switch, and the ILEC systems without any manual processes.

     o We have evaluated best of breed Interconnection Gateway packages that will allow us to develop further electronic bonding with all future ILECs in our business plan going forward, and are planning for the integration with our current back office systems later this year.

     o We have automated the migration processes to move customers from resale to "on-net" via our service order management system, which has been designed to eliminate any manual processes with the ILEC.

     o We have purchased and installed a platform for our call centers which has introduced skills-based routing of our inbound calls with our automated attendant. This allows us to service our customers better by ensuring that a call is delivered to a customer service representative with the skills necessary to handle the customer.

     o We have integrated a new auto-dialer with our collections system, which has significantly increased collection agent productivity and effectiveness.

COMMUNICATIONS INDUSTRY

    We are participating in the large and rapidly changing U.S. wireline telecommunications industry. We believe that the wireline telecommunications industry benefits from positive price elasticity, as well as growing, non-cyclical demand for services. According to the U.S. Census Bureau, the total market size of the telecommunications services industry (which excludes cable television and Internet access) has increased from approximately $160 billion in 1990 to approximately $285 billion in 1998. This represents growth of 78% over this period. The wireline segment of this market accounts for approximately $208 billion, or 73% of the total telecommunications services market in 1998. Approximately 50% of wireline segment revenues are derived from local service and network access.

    According to FCC data, the total local revenue generated by the CLECs and competitive access providers was less than 2.5% of the total U.S. local revenues in 1998. As of June 30, 1999, CLEC lines (resold and switched) constituted approximately 2.6% of the total switched lines in the U.S.

    The emergence of the Internet and demand for data services has had a significant effect on the U.S. communications industry. The use of the Internet in both businesses and residences has been increasing rapidly, and is expected to continue its growth. Forrester Research projects that revenues from Internet access services will grow from $10.3 billion in 1998 to $61.8 billion in 2003 in the U.S. They also project that web hosting revenues will increase from $900 million in 1998 to $14.7 billion in 2003 in the U.S. Frost and Sullivan project that the total U.S. market for high-speed and switched data services will grow at an annual rate of approximately 17%, from $18.0 billion in 1997 to approximately $40 billion by 2002. The Gartner Group forecasts data traffic to grow more than five times faster than voice traffic through 2002, and that DSL revenue will grow at an annual rate of over 200% from 1998 to 2003, to reach $18.0 billion.

    We believe the overall size and growth of the U.S. communications market presents a significant opportunity for competitive communications providers. There are several factors which we believe will enhance the ability for competitive providers to compete with the incumbent operators, including general market receptivity to alternative providers, the desire in the business market to diversify services to multiple suppliers, and the ability of competitive providers to attractively bundle services and to offer improved customer service.

OUR OTHER BUSINESSES

    We are exploring other telecommunications opportunities both domestically and internationally, including other facilities-based telecommunications businesses and prepaid cellular telephone service opportunities.

COMPETITION

    The telecommunications industry and all of its segments are highly competitive and many of our existing and potential competitors have greater financial, marketing, technical and other resources than we do. Please refer to the section entitled "Risk Factors--We face heavy competition in the telecommunications industry for all of the services we currently provide and those we intend to provide in the future." Competition for our products and services is based on price, quality, network reliability, service features and responsiveness to customers' needs.

CLEC

    In each of our markets, we face competition from ILECs, including Ameritech and Bell Atlantic, as well as other providers of telecommunications services, such as GTE, other CLECs and cable television companies. In the local exchange markets, our principal competitor will be the ILECs. We also face competition or prospective competition from one or more CLECs. For example the following companies have each begun to offer local telecommunications services in major U.S. markets using their own facilities or by resale of the incumbent local exchange carrier's services or other providers' services: AT&T, MCI WorldCom, ICG, NEXTLINK and Sprint.

    Some of our competitors, including AT&T, MCI WorldCom and Sprint, have entered into interconnection agreements with Ameritech in states in which we operate. These competitors either have begun or in the near future likely will begin offering local exchange service in those states. In addition to these long distance service providers and existing CLECs, entities that currently offer or are potentially capable of offering switched telecommunications services include:

    o    wireless telephone system operators;

    o    large customers who build private networks;

    o    cable television companies; and

    o    other utilities.

    Competition in our CLEC business will continue to intensify in the future due to the increase in the size, resources and number of market participants. Many facilities-based CLECs have committed substantial resources to building their networks or to purchasing CLECs or IXCs with complementary facilities. By building or purchasing a network or entering into interconnection agreements or resale agreements with ILECs, including Regional Bell Operating Companies (RBOCs) and IXCs, a provider can offer single source local and long distance services similar to those offered by us. Such additional alternatives may provide such competitors with greater flexibility and a lower cost structure than us. Some of these CLECs and other facilities-based providers of local exchange service are acquiring or being acquired by IXCs. These combined entities may provide a bundled package of telecommunications products, including local and long distance telephony, that is in direct competition with the products offered or planned to be offered by us.

    Under the Telecommunications Act and related federal and state regulatory initiatives, barriers to local exchange competition are being removed. The availability of broad-based local resale and introduction of facilities-based local competition are required before the RBOCs may provide in-region long distance services originating in their traditional service area. The RBOCs are currently allowed to offer certain in-region "incidental" long distance services (such as cellular, audio and visual programming and certain interactive storage and retrieval functions) and to offer out-of-region landline long distance services.

    Section 271 of the Telecommunications Act prohibits an RBOC from providing long distance service that originates (or in certain cases terminates) in one of its in-region states until the RBOC has satisfied certain statutory conditions in that state and has received the approval of the FCC. The FCC to date has granted only one RBOC 271 application, which was filed by Bell Atlantic in New York. It is currently reviewing an application filed by SBC for Texas. We anticipate that RBOCs, including Bell Atlantic and SBC/Ameritech, will file additional applications for in-region long distance authority in other states. The FCC will have 90 days from the date an application for in-region long distance authority is filed to decide whether to grant or deny the application. Once the RBOCs are allowed to offer widespread in-region long distance services, they will be in position to offer single-source local and long distance services similar to those offered by CoreComm and the largest IXCs.

    While new business opportunities have been made available to us through the Telecommunications Act and other federal and state regulatory initiatives, regulators are likely to provide the ILECs with an increased degree of flexibility with regard to pricing of their services as competition increases. If the ILECs elect to lower their rates and sustain lower rates over time, this may adversely affect our revenues and place downward pressure on the rates we can charge. We believe the effect of lower rates may be offset by the increased revenues available by offering new products and services to our target customers as well as increased usage, but we cannot be sure that this will occur. In addition, future regulatory decisions may afford the ILECs excessive pricing flexibility or other regulatory relief which could have a material adverse effect on us.

INTERNET

    The Internet services market is also extremely competitive. We compete directly or indirectly with the following categories of companies:

    o established online services, such as America Online, the Microsoft Network and Prodigy;

    o local, regional and national ISPs, such as Earthlink/MindSpring and Internet America;

    o    national telecommunications companies, such as AT&T and MCI;

    o    RBOCs, such as Ameritech and Bell Atlantic; and

    o    online cable services, such as Excite@Home and Roadrunner.

    This competition will increase as large diversified telecommunications and media companies acquire ISPs and as ISPs consolidate into larger, more competitive companies. Diversified competitors may bundle other services and products with Internet connectivity services, potentially placing us at a significant competitive disadvantage. As a result, our businesses may suffer.

    Our DSL service offering will also face competition from the traditional telephone companies, cable modem service providers, competitive telecommunications companies, traditional and new national long distance carriers, other Internet service providers, on-line service providers and wireless and satellite service providers.

LMDS

    Depending on the services ultimately offered, our LMDS business could face the same competition as outlined above. In addition, the extent it is used to deliver pay television, our LMDS business will compete with franchised cable television systems and also may face competition from several other types of Multichannel Video Programming Distributors (MVPDs) including:

    o    Multichannel Multipoint Distribution Systems;

    o    Satellite Master Antenna Television Systems;

    o    DBS and other television receive-only satellite dishes;

    o    video service from telephone companies; and

    o    open video system operators.

    MVPDs face competition from other sources of entertainment, such as movie theaters and computer on-line services. Further, premium movie services offered by MVPDs have encountered significant competition from the home video industry. In areas where off-air television broadcasts can be received without the benefit of terrestrial distribution systems, MVPDs have experienced competition from such broadcasters. Online services and ISPs also serve as a source of competition to MVPDs.

    The Telecommunications Act relaxed the regulatory barriers to entry by ILECs into the provision of video programming in their local telephone service areas, and it substantially reduces current and future regulatory burdens on franchised cable television systems, thus potentially resulting in significant additional competition to LMDS operators from local telephone companies and franchised cable television systems.

OTHER BUSINESSES

    In addition to our CLEC, Internet and LMDS businesses, our other businesses face strong competition as well. These competitive businesses include long distance service, cellular service and paging service. Our long distance service faces competition from long distance carriers, including facilities-based carriers such as AT&T, MCI WorldCom and Sprint and resellers of long distance service. Our cellular service faces competition from other cellular carriers, such as Vodafone AirTouch and AT&T, and from PCS carriers, such as Sprint PCS. Our paging services are similarly exposed to competition from other providers of paging services operating in the same local markets, regionally or nationally.

CUSTOMER DEPENDENCE AND SEASONALITY

    We do not depend upon any single customer for any significant portion of our business. Neither our business nor the telecommunications industry are generally characterized as having a material seasonal element, and we do not expect our business or the industry to become seasonal in the foreseeable future.

RECENT DEVELOPMENTS

AGREEMENT TO ACQUIRE ATX TELECOMMUNICATIONS SERVICES, INC.

    On March 10, 2000, we announced that we had entered into a definitive agreement to acquire ATX Telecommunications Services, Inc. ("ATX"), which is a facilities based CLEC and integrated communications provider serving the Mid-Atlantic states. We will pay total consideration consisting of (a) approximately 12.4 million shares of the Company's common stock, (b) $250 million of 3% convertible preferred stock and (c) $150 million in cash, of which up to $70 million, at our option, may be paid in senior notes with a two-year maturity. The convertible preferred stock will be convertible into common stock at $44.36 per share. Under the agreement's cap provisions, the shares of common stock to be issued will be reduced if our stock price at closing exceeds $46.38 per share, and the number of common shares underlying the convertible preferred stock will be reduced if our stock price at closing exceeds $44.36 per share. The transaction is subject to regulatory and shareholder approval and other customary closing conditions.

AGREEMENT TO ACQUIRE VOYAGER.NET, INC.

    On March 13, 2000, we and Voyager.net, Inc. ("Voyager.net") announced that we had entered into a definitive agreement through which we would acquire Voyager.net for shares of our common stock and cash. Voyager.net is the largest independent full-service Internet communications company in the Midwest, and is rapidly expanding into DSL delivery of its services. Under the agreement, Voyager.net shareholders will receive 0.292 shares of our common stock and $3 in cash for each share of Voyager.net common stock (an aggregate of approximately
9.2 million shares and approximately $95 million in cash). Under the agreement's collar provisions, the shares of common stock issued will be reduced if our common stock price at closing exceeds $57 per share, and increased if our common stock price at closing is below $41 per share. If our stock price at closing is below $33 per share, there would be no further adjustment to the number of shares of our common stock issued and Voyager.net will have the right to terminate the transaction, subject to our right to adjust further the shares issued. The transaction is subject to regulatory and shareholder approval and other customary closing conditions. Holders of over a majority of the voting shares of Voyager.net have entered into an agreement with us to vote in favor of the transaction.

OFFERING OF CORECOMM CONVERTIBLE NOTES

    On October 6, 1999, we closed our sale of $175 million of 6% Convertible Subordinated Notes, due 2006 (the "Convertible Notes"). The Convertible Notes were sold only in transactions exempt from or not subject to the registration requirements of the Securities Act of 1933, as amended. The Convertible Notes are convertible into shares of our common stock at a conversion price of $27.39 per share. Pursuant to a registration rights agreement, we have registered with the Securities Exchange Commission the Convertible Notes and shares of common stock issuable upon conversion of the Convertible Notes.

CORECOMM STOCK SPLITS

    In August of 1999, our board of directors approved a 3-for-2 stock split, payable as a stock dividend. The record date and the payment date for the stock split were August 30, 1999 and September 2, 1999, respectively. In January 2000, our board of directors approved another 3-for-2 stock split, also payable as a stock dividend. The record date and the payment date of the second stock split were January 28, 2000 and February 2, 2000, respectively. For both stock splits, one new share of our common stock was distributed for each two shares of our common stock owned on the record date for the stock split, with fractional shares rounded up or down. All common stock and per share data have been adjusted to reflect the stock splits.

EMPLOYEES

    As of December 31, 1999, we had an aggregate of approximately 850 employees. None of our employees are represented by any labor organization. We believe that our relationship with our employees is excellent.

OPTION PLANS

    In 1998, our Board of Directors adopted the CoreComm Limited 1998 Stock Option Plan and in 1999, our Board of Directors adopted the CoreComm Limited 1999 Stock Option Plan, reserving under these plans shares for issuances to employees and directors.

    The purpose of our stock option plans is to encourage stock ownership by our employees and non-employee directors, and the employees and non-employee directors of our divisions, subsidiary corporations and other affiliates, so as to encourage our employees to continue being employed by us and to put forth maximum efforts for the success of our business. Under our stock option plans, grants may be made of options to acquire shares of our common stock. The options may be "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code. The terms of options granted under our stock option plans, including provisions regarding vesting, exercisability, exercise price and duration, are generally set by the Compensation Committee of our Board of Directors. In general, options under our plans are 20% vested at grant and vest 20% each January 1 after they are granted, until they are fully vested.

    In January 1999, CoreComm, Inc., one of our wholly-owned subsidiaries, adopted a stock option plan. Options granted under that plan were not to become excercisable unless and until there was either a registered public offering of CoreComm, Inc.'s common stock or a spin-off of CoreComm, Inc. However, pursuant to the terms of the options granted under that plan, we reserved the right to cancel the plan and issue new options in the parent company, CoreComm Limited. In March 2000, the Compensation and Option Committee of our Board of Directors approved the cancellation of the CoreComm, Inc. plan and the issuance of options in CoreComm Limited to eligible employees of CoreComm, which will result in the issuance of options to purchase approximately 2.7 million shares of CoreComm Limited common stock. The strike prices of the new grants are approximately 30% of the fair market value of our common stock on the date of the new grant. Eligibility for receiving the new grants is determined by, among other things, continued employment with CoreComm.


                                   REGULATION

OVERVIEW

    The telecommunications services we provide are subject to regulation by federal, state and local government agencies. The following summary does not purport to describe all current and proposed regulations and laws affecting the telecommunications industry. Other existing federal and state regulations and legislation are the subject of judicial proceedings, legislative hearings and administrative proposals, which could change in varying degrees the manner in which this industry operates. Neither the outcome of these proceedings nor their impact on the telecommunications industry or our business can be determined at this time. Future federal or state regulations and legislation may be less favorable to us than current regulation and legislation and therefore may have a material and adverse impact on our business and financial prospects. In addition, we may expend significant financial and managerial resources to participate in proceedings setting rules at either the federal or state level, without achieving a favorable result.

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

TELECOMMUNICATIONS ACT OF 1996

    The federal Telecommunications Act, enacted in 1996, has resulted and will continue to result in substantial changes in the marketplace for telecommunications services. These changes include, at present, opening local exchange services to competition and, in the future, a substantial increase in the addressable services for us. Among its more significant provisions, the Telecommunications Act:

       o removes legal barriers to entry into all telecommunications services, such as long distance and local exchange services;

       o requires ILECs (e.g., Ameritech or Bell Atlantic) to "interconnect" with and provide services for resale by competitors;

       o establishes procedures for LECs and BOCs to enter into new services, such as long distance and cable television;

       o relaxes regulation of telecommunications services provided by ILECs and all other telecommunications service providers; and

       o directs the FCC to establish an explicit subsidy mechanism for the preservation of universal service.

    The FCC was also directed by Congress to revise and make explicit subsidies inherent in the access charge paid by IXCs for use of local exchange carriers' services.

REMOVAL OF ENTRY BARRIERS

    The provisions of the Telecommunications Act should enable us to provide a full range of local telecommunications services in any state. Although we will be required to obtain certification from state public service commissions in almost all cases, the Telecommunications Act should limit substantially the ability of a state public service commission to deny a request for certification. The provisions of the Telecommunications Act also reduce the barriers to entry by other potential competitors and therefore increase the level of competition we will likely face in all markets affected by the Act. Please refer to the section entitled "Business--Competition."

INTERCONNECTION WITH LOCAL EXCHANGE CARRIER FACILITIES

    A company cannot compete effectively with the ILECs in the switched local telephone services market unless it is able to connect its facilities with the ILEC's facilities and obtain access to certain essential services and resources under reasonable rates, terms and conditions. The Telecommunications Act imposes a number of access and interconnection requirements on all local exchange providers, including CLECs, with additional requirements imposed on non-rural ILECs. These requirements are intended to provide access to certain networks under reasonable rates, terms and conditions. Specifically, ILECs must provide the following:

    UNBUNDLING OF NETWORK ELEMENTS. ILECs must offer access to various unbundled elements of their network. This requirement allows new entrants to purchase at cost-based rates elements of an ILEC's network that may be necessary to provide service to a new entrant's customers.

    DIALING PARITY. All local exchange carriers must provide dialing parity, which means that a customer calling to or from a CLEC network cannot be required to dial more digits than is required for a comparable call originating and terminating on the ILEC's network.

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

    RESALE. All local exchange carriers generally may not prohibit or place unreasonable restrictions on the resale of their services. In addition, ILECs must offer local exchange services to resellers at a wholesale rate that is less than the retail rate charged to end users.

    COLLOCATION. ILECs must permit CLECs to install and maintain their own network equipment in ILEC central offices and remote terminals subject to certain rates, terms and conditions.

    ACCESS TO RIGHTS-OF-WAY. All ILECs, CLECs and certain other utilities must provide access to their poles, ducts, conduits and rights-of-way on a reasonable, nondiscriminatory basis.

    ILECs are required to negotiate in good faith with other carriers that request any or all of the arrangements discussed above. If a requesting carrier is unable to reach agreement with the ILEC within a prescribed time, either carrier may request arbitration by the applicable state commission.

    The rates charged by ILECs for interconnection and unbundled network elements vary greatly from state to state. These rates must be approved by state regulatory commissions, which often follows a lengthy and expensive negotiation, arbitration, and review process. Recurring and non-recurring charges for telephone lines and other unbundled network elements may change based on the rates proposed by ILECs and approved by state regulatory commissions from time to time, which could have an adverse effect on our operations. In addition, the FCC's cost- based methodology for determining these rates is still subject to judicial review, which creates uncertainty about how interconnection and unbundled element rates will be determined in the future.

    While the Telecommunications Act generally requires ILECs to offer interconnection, unbundled network elements and resold services to CLECs, ILEC-to-CLEC interconnection agreements may have short terms, requiring the CLEC to renegotiate the agreements. ILECs may not provide timely provisioning or adequate service quality, thereby impairing a CLEC's reputation with customers who can easily switch back to the ILEC. In addition, the prices set in the agreements may be subject to significant rate increases if state regulatory commissions establish prices designed to pass on to the CLECs part of the intrastate cost of providing universal service.

    In January 1999, the United States Supreme Court upheld the FCC's authority to adopt pricing rules for interconnection services, unbundled network elements, and resale by CLECs. However, the Supreme Court instructed the FCC to reconsider aspects of its 1996 order regarding the extent to which ILECs are required to unbundle elements of their networks. The FCC's pricing rules are still subject to further judicial review. On remand from the Supreme Court, the FCC adopted an order on September 15, 1999, which specified the unbundled elements that ILECs must make available to competitors. The FCC reaffirmed that incumbents must provide unbundled access to six of the seven network elements that were listed in the FCC's 1996 order. According to the FCC, the seventh item, operator and directory assistance services, are no longer necessary to permit competition. The FCC's order also added additional unbundled elements to the list -- subloops, portions of loops, dark fiber optic loops and transport -- but declined, except in limited circumstances, to require ILEC's to unbundle the facilities used to provide high-speed Internet access and other data services. In addition, the FCC initiated a further rulemaking proceeding to consider whether carriers should be able to combine certain unbundled elements to provide special access services in competition with those provided by the ILECs. Portions of the FCC's 1999 ruling have been appealed by several parties.

     In February 1999, the FCC determined that calls to ISPs are interstate in nature, thus falling under the FCC's jurisdiction and outside the scope of the Communications Act's reciprocal compensation requirements. The FCC initiated a review of compensation arrangements for calls to ISPs but stated that, in the meantime, parties may voluntarily include reciprocal compensation provisions in their interconnection agreements and that state commissions may order compensation for termination of ISP calls. Many states decided to leave intact existing decisions in favor of reciprocal compensation for ISP-bound calls. On March 24, 2000, the U.S. Court of Appeals for the D.C. Circuit overturned the FCC's decision that calls to ISPs are not local. The court found that the FCC had failed to explain adequately its determination that a call does not "terminate" at an ISP merely because the ISP then originates further telecommunications that extend beyond state boundaries. In response to this court ruling, the FCC could try to bolster its original jurisdictional conclusion or it could determine that calls to ISPs are local. If it takes the latter course, CLECs will be entitled to reciprocal compensation under the Communications Act for terminating ISP-bound traffic, which could have a favorable impact on our revenues. Such a decision, however, could also potentially lead to more state control over Internet-related services, which could have a negative effect on our roll out of such services.

    Several ILECs have filed petitions at the FCC and have initiated legislative efforts to effect a waiver of the obligation to unbundle and offer services for resale with regard to high-speed data or "advanced" services. In addition, the ILECs are seeking to provide such services on an interLATA (long distance) basis before they have been granted approval by the FCC pursuant to Section 271 of the Communications Act to enter the long distance market. Although the FCC has held that advanced services continue to be subject to the resale and unbundling obligations of the Act, it has commenced a proceeding to determine whether ILECs can create separate affiliates for advanced services that would be free of these obligations. In November 1999, the FCC ruled that DSL services that traditional telephone companies sell to Internet service providers need not be resold to competitive telecommunications providers at wholesale rates. In addition, an FCC decision on voluntary remand from the U.S. Court of Appeals for the D.C. Circuit affirmed and clarified the FCC's position that advanced services are subject to the interconnection, resale, and unbundling requirements of the Act. Permitting ILECs to provision data services through separate affiliates with fewer regulatory requirements could have a material adverse impact on our ability to compete in the data services sector. The FCC also imposed conditions on the merger of SBC with Ameritech in October 1999 that permit the provisioning of advanced data services via separate subsidiaries pursuant to various requirements, some of which expire in the near term. We cannot predict whether these requirements are enforceable, nor whether they will deter anticompetitive behavior if they are enforceable. Bell Atlantic's application for long distance service in New York has been approved subject to similar separate subsidiary provisions. These areas of regulation are subject to change through additional proceedings at the FCC or judicial challenge.

    On March 17, 2000, the U.S. Court of Appeals for the D.C. Circuit issued a decision in which it vacated significant portions of an FCC order that granted collocation rights to CLECs for advanced services equipment. In particular, the court found that that FCC's order impermissibly appears to permit competitors to collocate equipment that may do more than what is required to achieve interconnection or access to unbundled network elements. It faulted the FCC for requiring ILECs to permit collocation of any equipment that is "used or useful" for either interconnection or access to unbundled elements "regardless of other functionalities inherent in such equipment." It told the FCC to explain better which types of equipment are actually "necessary" for interconnection or access. On remand, the FCC could determine that much of the multi-function equipment that CLECs generally wish to collocate today satisfies the court's "necessary" standard. In fact, the court's only example of equipment that likely would not meet the standard is equipment that facilitates payroll or data collection. Nevertheless, it probably will be years before the FCC and the courts decide this issue finally and, in the meantime, many ILECs may seek to interpret the court's decision to mean that they do not have to permit the collocation of multi-function equipment. This could significantly delay or hamper our network deployment plans, which call for collocation of various types of equipment in ILEC central offices.

    In this March 17, 2000 order, the court also overturned the FCC's determination that ILECs must permit collocating CLECs to cross-connect their facilities. The court stated that the FCC failed to explain how cross-connects between CLECs are necessary for interconnection with or access to the unbundled elements of the ILEC. In addition, the court rejected some of the FCC's provisions regarding the implementation of physical collocation, such as the requirement that ILECs give competitors the option of collocating equipment "in any unused space." The immediate impact of these rulings is that ILECs may seek to hinder physical collocation, driving up collocation costs. The FCC will have the opportunity to offer explanations for its decisions, but such explanations may not be issued in the near future. The March 17 order did uphold certain FCC rules, including the requirement that ILECs provide cageless and adjacent collocation, and rules regarding cost allocation.

    On December 9, 1999, the FCC released its line sharing order that requires ILECs to offer line sharing as an unbundled network element by June 6, 2000. Line sharing permits CLECs to use a customer's existing line to provide DSL services while the ILEC continues to use the same line to provide voice service. Prices for line sharing will be set by the states. The decision has been appealed.

    There are also numerous bills being considered by Congress that would deregulate the provision of advanced services by ILECs. These regulatory or legislative outcomes could have an adverse effect on our ability to obtain access to the network elements necessary for the provision of advanced services to our customers or to compete with ILECs in the provision of such services.

LOCAL EXCHANGE CARRIER ENTRY INTO NEW MARKETS

    Our principal competitor in each market we enter is the ILEC. Prior to the enactment of the Telecommunications Act, the RBOCs generally were prohibited by the consent decree that broke up the Bell System from providing long distance services. The Telecommunications Act established procedures under which a RBOC can provide landline long distance services originating from (and in certain cases, terminating in) its traditional telephone service area after receiving approval from the FCC. The interconnection offered or provided by the RBOC must comply with a competitive checklist that incorporates the interconnection requirements discussed above. Please refer to the section entitled "--Interconnection with Local Exchange Carrier Facilities." RBOCs are currently permitted to provide landline long distance services to customers outside of their local service areas and in conjunction with their mobile telephone service offerings.

    Approval from the FCC will enable a RBOC to provide customers with a full range of local and long distance telecommunications services. The provision of landline long distance services by RBOCs is expected to reduce the market share of the major long distance carriers, which may be significant customers of our services. Consequently, the entry of the RBOCs into the long distance market may have adverse consequences on the ability of CLECs both to generate access revenues from the IXCs and to compete in offering a package of local and long distance services. On December 22, 1999, the FCC approved an application filed by Bell Atlantic seeking authority to begin providing long distance services to customers located in the State of New York, where it also provides local telephone service. This action represents the first approval by the FCC of an RBOC request to provide long distance services to customers located in its local operating region. The FCC's approval of Bell Atlantic's application is likely to strengthen Bell Atlantic's competitive position in New York substantially. In addition, we anticipate that Bell Atlantic will soon initiate similar proceedings to obtain long distance service authority in other states in its fourteen state operating region. For example, Bell Atlantic already has begun the necessary regulatory review process in the Commonwealth of Massachusetts. In addition, on January 10, 2000, Southwestern Bell filed an application with the FCC seeking permission to provide long distance services to customers in Texas. More RBOC requests to provide in-region long distance service are expected to be filed with the FCC in the near future.

RELAXATION OF REGULATION

    A goal of the Telecommunications Act is to increase competition for telecommunications services, thereby reducing the need for regulation of these services. To this end, the Telecommunications Act requires the FCC to streamline its regulation of ILECs and permits the FCC to forbear from regulating particular classes of telecommunications services or providers. Since we are a non-dominant carrier and, therefore, are not heavily regulated by the FCC, the potential for regulatory forbearance likely will be more beneficial to the ILECs than to us in the long run.

    The Communications Act requires all common carriers to charge just and reasonable rates for their services and to file schedules of these rates with the FCC. These schedules are known as "tariffs" and they represent a contract between a carrier and its customers. The Telecommunications Act permits the FCC to "forbear" from enforcing certain provisions of the Communications Act and the FCC has used this authority to determine that it is in the public interest to prohibit carriers from filing tariffs for their interstate services. This decision of the FCC and its "mandatory detariffing" has been stayed by the U.S. Court of Appeals for the D.C. Circuit. If the FCC is successful in its attempt to preclude telecommunications providers from filing tariffs, it may increase our exposure to litigation. Currently, tariffs contain provisions limiting the liability of providers on a variety of issues. In the absence of filed tariffs, carriers would have to rely on negotiated contracts with each customer to provide such liability limitations.

    Another FCC decision permits, but does not require, CLECs to file tariffs for the charges that they levy on interstate long distance carriers for completing calls to CLEC customers (refer to the discussion of "access charges" below). In the absence of a tariff, a carrier depends on a contract with its customers to determine the rates and conditions of service.

UNIVERSAL SERVICE AND ACCESS CHARGE REFORM

    On May 8, 1997, the FCC issued an order implementing the provisions of the Telecommunications Act relating to the preservation and advancement of universal telephone service. This order requires all telecommunications carriers providing interstate telecommunications services, including us, to contribute to universal service support. Our share of the contributions used to support schools, libraries and rural health care programs is based on our share of the total industry end user telecommunications revenues. Our share of the federal high-cost fund is based on our share of total interstate telecommunications revenue. Although we have already begun contributing to the federal universal service fund, the amount of our required contribution changes each quarter. Various states are also in the process of implementing their own universal service programs. We are currently unable to quantify the amount of subsidy payments that we will be required to make and the effect that these required payments will have on our financial condition.

    On July 30, 1999, the United States Court of Appeals for the Fifth Circuit overturned certain of the FCC's rules governing the basis on which the FCC collects subsidy payments from telecommunications carriers and recovery of those payments by ILECs. In October 1999, the FCC released two orders in response to the Fifth Circuit decision. One order permits ILECs to continue to recover their universal service contributions from access charges or to establish end-user charges. The second order changed the contribution basis for school/library funding to eliminate calculations based upon intrastate revenues. A number of parties have petitioned the Supreme Court to review the Fifth Circuit's decision.

    In May 1999, the FCC adopted a framework for a new, forward-looking, high-cost support mechanism that will provide support for non-rural telecommunications carriers. The FCC stated that the support mechanism will be used only to determine federal support and will not impose any obligation on a state to impose intrastate surcharges. It is not possible to determine at this time what effect this ruling will have on the level of contributions we are required to make to either the federal or various state universal service programs, or if it will become easier for us to become qualified as recipients of universal service funds when we serve high-cost areas.

    In a related proceeding, on May 16, 1997, the FCC issued an order implementing certain reforms to its access charge rules. Access charges are charges imposed by local exchange carriers on long distance providers for access to the local exchange network, and are designed to compensate the local exchange carrier for its investment in the local network. The FCC regulates interstate access and the states regulate intrastate access. This order required ILECs to substantially decrease over time the prices they charge for switched and special access and changed how access charges are calculated. These changes are intended to reduce access charges paid by IXCs to local exchange carriers and shift certain usage-based charges to flat-rated, monthly per-line charges. To the extent that these rules are effective in reducing access charges, our ability to offer customers lower-cost access services might be impaired. Additionally, the FCC ruled that ILECs may no longer impose certain interconnection charges on competitive providers that interconnect with the ILEC at the end offices but do not use the transport facilities.

    On August 27, 1999, the FCC issued an order implementing further reforms to its access charge rules. The FCC's order granted price cap LECs greater pricing flexibility, and instituted other access charge reforms designed to increase competition and reduce access charges. These changes could impair our ability to offer customers lower-cost access services. The FCC also issued a notice of proposed rulemaking, proposing additional pricing flexibility. In addition, the FCC stated that it is considering whether to adopt rules constraining CLEC access charges. To the extent CLEC access charges are reduced, our revenue could decrease.

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

    The FCC has adopted rules requiring ILECs to provide collocation to CLECs for the purpose of interconnecting their competing networks. Under the rules adopted by the Local Competition Orders, ILECs are required to provide either physical collocation or virtual collocation at their switching offices. Recently, the FCC established new rules designed to make it easier and less expensive for CLECs to obtain collocation at ILEC central offices by, among other things, restricting the ILECs' ability to prevent certain types of equipment from being collocated and requiring ILECs to offer alternative collocation arrangements to CLECs. On March 17, 2000, however, the U.S. Court of Appeals for the D.C. Circuit overturned several of these collocation rules, finding that the FCC had failed to make a determination about whether all the types of equipment ILECs are required to collocate is "necessary" for interconnection or access to unbundled elements. According to the court, such a determination is required under the Communications Act. The court also rejected other FCC rules that permit CLECs to cross-connect their equipment with the equipment of other CLECs and give CLECs the option of collocating equipment in any unused space in an ILEC central office. While, ultimately, the FCC could provide reasoned explanations for its current collocation requirements, the uncertainty created by this court decision could provide ILECs with a basis for refusing to collocate multi-function equipment or provide collocation in a timely and efficient manner. This could have a negative impact on our network deployment plans.

    All local exchange carriers, including CLECs, must:

    o    make their services available for resale by other carriers;

    o    provide nondiscriminatory access to rights-of-way;

    o    offer reciprocal compensation for termination of traffic; and

    o    provide dialing parity and telephone number portability.

    In addition, the Telecommunications Act requires all telecommunications carriers to contribute to the universal service mechanism established by the FCC and to ensure that their services are accessible to and usable by persons with disabilities. Moreover, the FCC is considering the regulatory implications of various aspects of local exchange competition. Any or all of these proceedings may negatively affect CLECs, including us.

    The May 21, 1997 order reforming the FCC's price cap formula and the August 27, 1999 order granting ILECs substantial pricing flexibility with regard to interstate access services afford ILECs greater flexibility in establishing rates and provide additional incentives to foster efficiency. Because these regulatory initiatives enable ILECs to offer selectively reduced rates for access services, the rates we may charge for access services could be constrained. Our rates also will be constrained by our competitors which, excluding the ILECs, are subject to the same streamlined regulatory regime as us and can price their services to meet competition.


STATE REGULATION GENERALLY

    Most state public service commissions require companies to be certified to provide common carrier services. These certifications generally require a showing that the carrier has adequate financial, managerial and technical resources to offer the proposed services in a manner consistent with the public interest.

    In addition to obtaining certification, in each state, we must negotiate terms of interconnection with the incumbent local exchange carrier before we can begin providing switched services. Under the Telecommunications Act, the FCC has adopted interconnection requirements, certain portions of which have been upheld by the United States Supreme Court and other portions of which are subject to reconsideration by the FCC or further judicial review. Please refer to the section entitled "--Interconnection with Local Exchange Carrier Facilities." State public utility commissions are required to approve interconnection agreements before they become effective and must arbitrate disputes among the parties upon request. We have already entered into interconnection agreements with Ameritech, Cincinnati Bell Telephone and Bell Atlantic. We have also initiated the process of negotiations with Ameritech and Bell Atlantic for additional interconnection agreements. Regulatory changes could require renegotiation of relevant portions of existing interconnection agreements, or subject them to additional court and regulatory proceedings.

    Some recent state regulatory commission decisions regarding the applicability of the Telecommunications Act's reciprocal compensation provisions to the termination of calls placed to ISPs could result in lower revenues for CLECs in those states. The issue remains undecided in various other states.

    We are not presently subject to price regulation based on costs or earnings. Most states require CLECs to file tariffs setting forth the terms, conditions and prices for intrastate services. Some states permit tariffs to list a rate range or set prices on an individual case basis.

    Several states provide ILECs with flexibility for their rates, special contracts (selective discounting) and tariffs, particularly for services deemed subject to competition. This pricing flexibility increases the ability of the incumbent local exchange carrier to compete with us and constrains the rates we may charge for its services. In light of the additional competition that is expected to result from the Telecommunications Act, states may grant ILECs additional pricing flexibility. At the same time, some ILECs may request increases in certain local exchange rates to offset revenue losses due to competition.

    The rates that may be charged by ILECs for access to loops and other network elements are set by state public service commissions based on pricing established by the FCC. Proposed changes to existing rates are currently being considered by public service commissions in several states, including states in which we are presently operating. If approved, these changes could increase our costs of doing business, thus having an adverse effect on our operations.

REGULATION OF RESELLERS

    The FCC has defined resale as any activity in which a party (the reseller) subscribes to the services or facilities of a facilities-based provider (or another reseller) and then reoffers communications services to the public for profit, with or without adding value. Resellers are common carriers generally subject to all rules and regulations placed on providers of the underlying services by either the FCC or the states in which they operate. The FCC has held that prohibitions on the resale of common carrier services are unjust, unreasonable, and unlawfully discriminatory in violation of the Communications Act. Accordingly, all common carriers must make their services available for resale at rates, terms, and conditions that do not unreasonably discriminate against resellers. The Telecommunications Act imposes the additional duty upon incumbent local exchange carriers to make their services available for resale at wholesale rates. The FCC adopted specific requirements for determining such wholesale rates for local telecommunications services. While the United States Supreme Court upheld the FCC's authority to adopt these rules, the FCC's specific pricing rules are subject to further judicial review. As to other telecommunications services, however, there is no regulation that requires discounts to resellers below those offered to end users of the same quantities of like services. The FCC has determined that because of the competitive development of broadband commercial mobile radio service, it will eliminate the explicit requirement that those services be offered for resale after November 24, 2002.

LOCAL GOVERNMENT AUTHORIZATIONS

    Many jurisdictions where we may provide service require license or franchise fees based on a percentage of certain revenues. Because the Telecommunications Act specifically allows municipalities to charge fees for use of the public rights-of-way, it is likely that jurisdictions that do not currently impose fees will seek to impose fees in the future. However, the amount and basis of these fees have been successfully challenged by several telecommunications service providers. Federal courts have struck down municipal ordinances that (1) do not relate the fees imposed under the ordinance to the extent of a provider's use of the rights-of-way; (2) do not relate the fees imposed under the ordinance to the costs incurred by the local government in maintaining the rights-of-way; or (3) seek to impose fees based on a concept of the "value" of the use to the provider by relating the fees to provider revenues. Additionally, because the Telecommunications Act requires jurisdictions to charge non-discriminatory fees to all telecommunications providers, telecommunications providers are challenging municipal fee structures that excuse other companies, particularly the ILECs, from paying license or franchise fees, or allow them to pay fees that are materially lower than those that are required from new competitors such as CoreComm. A number of these decisions have been appealed and, in any event, it is uncertain how quickly particular jurisdictions will respond to the court decisions without a specific legal challenge initiated by us or another CLEC to the fee structure at issue.

LOCAL MULTIPOINT DISTRIBUTION SERVICE

    The FCC has established a new wireless service referred to as "Local Multipoint Distribution Service" or LMDS. The FCC allocated two frequency blocks in each of 493 Basic Trading Areas in the U.S. to LMDS: Block A with 1,150 MHz of spectrum in the 28 GHz and 31 GHz bands, and Block B with 150 MHz in the 31 GHz band. LMDS licenses are awarded for ten-year terms with renewal expectancies provided to licensees that make a showing of substantial service in their licensed areas.

    LMDS may be used to provide any kind of communications service on a common carrier or non common-carrier basis. Radio frequencies in the 28 and 31 GHz bands are generally capable of only "line-of-sight" transmission and reception, are subject to interference from certain weather conditions, and do not lend themselves to mobile applications. LMDS is expected to be used for the delivery of various broadband services to homes and offices, including telecommunications, Internet access, and two-way video. At least seven other countries, including Canada and Mexico, have licensed LMDS on either a permanent or experimental basis. LMDS licensees are expected to be able to provide a wide array of services, two-way capabilities, and high capacity through the use of newer digital equipment and transmission mechanisms. The FCC expects that Block-A LMDS licensees especially, by applying cellular-style frequency re-use technology to an already large frequency bandwidth, have the potential to become competitors to ILECs and cable operators. Accordingly, the LMDS rules prohibit ownership of Block-A licenses by ILECs and incumbent cable operators prior to July 2000, but permit an applicant that would otherwise be prohibited from holding a Block-A license to apply for a waiver of the ownership restriction by showing that it does not have market power in its telephone or cable service area.

    The FCC held a simultaneous, multiple-round auction for the 986 LMDS licenses which closed on March 25, 1998. 104 winning participants bid a total of $578,663,029 for 864 licenses. No auction participant placed the minimum opening bid on any of the remaining 122 licenses, which were reauctioned in April and May, 1999. In the initial auction, we won 15 Block-A licenses for Basic Trading Areas encompassing substantially all population centers in the state of Ohio, for a total bid of $25,241,133. Auction participants that had average gross revenues for the previous three years of $75 million or less, when aggregated with all commonly controlled affiliates, were entitled to bidding credits of 25%, 35%, or 45%. We did not qualify for any bidding credit. The FCC has since granted our 15 LMDS licenses with an effective date of June 8, 1998.

FUTURE INTERNATIONAL OPERATIONS

    We may ultimately expand our operations to other countries and already provide international resale services. The FCC requires every carrier that intends to originate international telecommunications from within the U.S., either through the use of its own facilities or on a resale basis, to secure in advance an authorization from the FCC under Section 214 of the Communications Act. Additionally, these carriers must file with the FCC a tariff containing the rates, terms, and conditions of their international service offerings. In applying for a 214 Authorization, a carrier must disclose any affiliations with or special concessions from foreign carriers or nations. The FCC has streamlined its procedures for granting 214 Authorizations, providing a routine grant of such authorizations in 35 days unless an application is formally opposed or the applicant is affiliated with a carrier that controls bottleneck telecommunications facilities in a foreign country, in which case the applicant may be subject to more stringent regulation as a "dominant" carrier. Additionally, applicants affiliated with foreign carriers in countries that are signatories to the Telecommunications Annex to the World Trade Organization General Agreement of Trade in Services, including Canada, have a reduced burden of demonstrating their "non-dominance." Carriers that have received 214 Authorizations are subject to certain reporting requirements, must file contracts with foreign correspondents, and are restricted in the provision of certain services to certain nations, such as the use of resold private lines for switched services and the provision of any services to countries on the FCC's "exclusion list." We hold a 214 Authorization for both facilities-based and resale international services and have filed a tariff for our international resale services.

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

ITEM 2.  PROPERTY

    Certain of our subsidiaries lease switch buildings, ILEC collocations and office space which we believe are adequate to serve our present business operations and our needs for the foreseeable future. See the Notes to the Consolidated Financial Statements included elsewhere in this Form 10-K for information concerning lease commitments.

ITEM 3.  LEGAL PROCEEDINGS

    We are not involved in any legal disputes that we expect to have a material adverse effect on our results of operations or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

    No matter was submitted to a vote of security holders of the Company during the quarter ended December 31, 1999.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS.

CoreComm formerly was a wholly owned subsidiary of Cellular Communications of Puerto Rico, Inc. ("CCPR") (formerly CoreComm Incorporated). On September 2, 1998, CCPR distributed to its stockholders, on a one for one basis, all of the capital stock of CoreComm. CoreComm's Common Stock began trading on the Nasdaq Stock Market's National Market on September 2, 1998, under the Nasdaq symbol "COMFV". Subsequently, on September 3, 1998, the symbol was changed to "COMMF," and on September 17, 1999, the symbol was changed to "COMM", under which it presently trades. The following table sets forth for the periods indicated, the high and low last sale prices on the Nasdaq Stock Market's National Market.

                                                                                          LAST SALE PRICE
                                                                                       ------------------------
                                                                                        HIGH              LOW
                                                                                       ------           -------
1998
Third Quarter (beginning September 2, 1998)                                            $10.14           $  4.44
Fourth Quarter                                                                         $ 7.67           $  3.33
1999
First Quarter                                                                          $17.39           $  7.28
Second Quarter                                                                         $22.00            $16.11
Third Quarter                                                                          $25.50            $20.53
Fourth Quarter                                                                         $39.58            $23.83
2000
First Quarter (through March 23, 2000)                                                 $49.31            $32.17

On March 23, 2000, the last sales price for the Common Stock on the Nasdaq Stock Market National Market was $48.00. As of March 23, 2000, there were approximately 376 record holders of the Common Stock. This figure does not reflect beneficial ownership of shares held in nominee names.

We have never declared or paid any cash dividends on the Common Stock. We anticipate that we will retain earnings, if any, for use in the operation and expansion of its business and we do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA.

The following selected financial data of CoreComm and its predecessor, OCOM Corporation Telecoms Division ("OCOM") should be read in conjunction with the historical financial statements and notes thereto included elsewhere in this Form 10-K. The selected historical financial data relates to OCOM as it was operated prior to its acquisition by CoreComm.


                                                                                       THE PREDECESSOR (OCOM)
                                                                                       ----------------------
                                                    FOR THE PERIOD
                                                     FROM APRIL 1,
                                                      1998 (DATE
                                                      OPERATIONS        FOR THE PERIOD
                                    YEAR ENDED       COMMENCED) TO      FROM JANUARY 1,
                                   DECEMBER 31,       DECEMBER 31,          1998 TO             YEAR ENDED DECEMBER 31,
                                     1999 (1)           1998 (2)          MAY 31, 1998       1997        1996     1995 (3)
                                   ------------     ---------------     ---------------    --------    --------   --------
                                            (in thousands, except per share data)
INCOME STATEMENT DATA:
Revenues                              $58,151           $  6,713            $  1,452       $  3,579    $ 5,103    $  4,001
Operating expenses                    161,376             25,139               4,234          7,954      6,333       8,413
Net (loss)                           (103,524)           (16,255)             (2,782)        (4,379)    (1,097)     (4,154)
Basic and diluted net
  (loss) per common
  share (4)                             (3.03)              (.55)               (.09)          (.15)      (.04)       (.17)
Basic and diluted
 weighted average number
 of common shares(4)                  34,189             29,678              29,664         29,419     29,691      24,908


                                                                   THE PREDECESSOR (OCOM)
                                              DECEMBER 31,     -------------------------------
                                 1999(1)       1998(2)          1997         1996        1995
                                 --------      --------        ------       ------      ------
                                                     (in thousands)
BALANCE SHEET DATA:
Working capital                  $121,292      $133,899        $ (950)      $ (490)     $  (42)
Fixed assets--net                  90,619         3,582         1,269          270         226
Total assets                      392,103       176,526         1,731          917       1,020
Long-term debt                    179,318           283            --           --          --
Other noncurrent liabilities       14,564           218            --           --          --
Shareholders' equity              126,926       169,297            --           --          --
Parent's investment                    --            --           321         (208)       (207)

(1) In 1999, we acquired 100% of the stock of MegsINet Inc. and the CLEC assets of USN Communications, Inc. In addition, we issued $175 million principal amount of 6% Convertible Subordinated Notes due 2006.

(2) During the period from April 1, 1998 (date operations commenced) to December 31, 1998, CCPR made the following contributions to CoreComm prior to the spin-off: (a) a cash contribution of $150 million, (b) businesses acquired by CCPR in April and June 1998 and (c) the subsidiary that owns various LMDS licenses in Ohio that were acquired for an aggregate of $25,241,000.

(3) OCOM incurred one-time costs of $2,294,000 in 1995 in connection with the expansion of its cellular long distance resale business into certain AT&T Wireless markets.

(4) After giving retroactive effect to the 3-for-2 stock split by way of stock dividend paid in September 1999 and the 3-for-2 stock split by way of stock dividend paid in February 2000. The weighted average number of common shares prior to September 1998 are equivalent to CCPR's historical weighted average shares (since CCPR shareholders received one share of the Company for each CCPR share owned).

         We have never declared or paid any cash dividends.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.


                              RESULTS OF OPERATIONS


YEAR ENDED DECEMBER 31, 1999 AND FOR THE PERIOD FROM APRIL 1, 1998 (DATE OPERATIONS COMMENCED) TO DECEMBER 31, 1998

     As a result of the completion of the acquisitions of 100% of the stock of MegsINet Inc. and the CLEC assets of USN Communications, Inc. in May 1999, we consolidated the results of operations of these businesses from the dates of acquisition. The results of these businesses are not included in the 1998 results.

     A significant component of the 1999 results is associated with the acquisition of certain assets of USN. Although USN quickly developed a large customer list and revenue base in 1997 and 1998, it had difficulties under its previous management providing services, including billing, customer care and other operational areas, and filed for bankruptcy in February 1999. Since the acquisition, we have been focusing on improving these operations, and have been successful in many areas. However, we did not actively sell additional lines in these markets in 1999 because we were not fully satisfied with the quality of the operations. Consequently, and consistent with our due diligence, transaction structure and purchase price, revenues associated with the USN assets have declined significantly since our acquisition, and additional declines may continue as customers leave or "churn" off the service.

     The increase in revenues to $58,151,000 from $6,713,000 is primarily due to acquisitions in 1999, which accounted for $40,909,000 of the increase. The remainder of the increase is primarily due to an increase in CLEC and ISP revenues from an increase in customers, offset by the decline in cellular long distance revenue as a result of customers switching to other long distance providers. In the third quarter of 1999, we sold most of our prepaid cellular debit card business and we terminated our cellular long distance business in certain markets. We had revenues in 1999 of $2,223,000 from the prepaid cellular debit card business and $519,000 from the cellular long distance business in these markets.

     Operating costs increased to $58,561,000 from $5,584,000 primarily due to acquisitions in 1999, which accounted for $43,315,000 of the increase. The remainder of the increase is primarily due to the increase in revenues. Operating costs as a percentage of revenues increased to 101% from 83%. The increase in percentage terms is the result of an increase in the fixed component of operating expenses due to the migration toward a facilities-based infrastructure. Operating costs as a percentage of revenues is expected to remain higher than 1998 levels until customer and revenue growth exceeds the increases in facilities-based infrastructure costs. In 1999, operating costs were $2,543,000 from the prepaid cellular debit card business and $458,000 from the cellular long distance business in the terminated markets.

     Selling, general and administrative expenses increased to $74,185,000 from $11,940,000 primarily due to acquisitions in 1999, which accounted for $33,184,000 of the increase. The remainder of the increase is a result of increased selling and marketing costs and increased customer service costs. These costs are expected to increase in the foreseeable future as we grow our operations and customer base.

     Corporate expenses include the costs of our officers and headquarters staff, the costs of operating the headquarters and costs incurred for strategic planning and evaluation of business opportunities. Corporate expenses increased to $7,996,000 from $2,049,000 because the 1998 expenses did not represent a full period of results due to the fact that the spin-off from CCPR occurred on September 2, 1998, at which time corporate expenses commenced. In addition, allocated charges from NTL Incorporated (a company that has some of the same officers and directors as CoreComm) have increased due to the sales in 1999 of other affiliated companies.

     The non-cash compensation charge of $1,056,000 in 1999 is recorded in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," related to a change in employee stock option agreements. The non-cash compensation charge of $4,586,000 in 1998 is recorded in accordance with APB Opinion No. 25, as a one time charge related to the issuance of the Company's warrants and stock options to holders of CCPR's stock options in connection with the Company's distribution to CCPR's shareholders.

     Depreciation expense increased to $10,945,000 from $749,000 as a result of acquisitions in 1999, which accounted for $7,176,000 of the increase and an increase in fixed assets.

     Amortization expense increased to $8,633,000 from $231,000 due to the amortization of goodwill and other intangibles from the acquisitions in 1999.

     Interest income and other, net, increased to $5,773,000 from $2,632,000 primarily due to interest income on the Company's cash, cash equivalents and marketable securities.

     Interest expense increased to $5,341,000 from $21,000 primarily due to interest on the 6% Convertible Subordinated Notes issued in October 1999 and interest on notes payable and capital leases of acquired businesses.

FOR THE PERIOD FROM APRIL 1, 1998 (DATE OPERATIONS COMMENCED) TO DECEMBER 31, 1998 AND FOR THE YEAR ENDED DECEMBER 31, 1997

     As a result of the completion of the acquisitions of Digicom, Inc. in April 1998, certain assets of JeffRand Corp. (known as Wireless Outlet) in April 1998, certain assets of OCOM Corporation in June 1998, and certain assets of Stratos Internet Group, Inc. in November 1998, we consolidated the results of operations of these businesses from the dates of acquisition. The following discussion includes a comparison to the results of operations of OCOM, our predecessor business. OCOM's primary historical business was its cellular long distance resale business that has been and currently is a highly competitive segment of the long distance telephone market.

     The increase in revenues to $6,713,000 from $3,579,000 is primarily due to acquisitions in 1998, which accounted for $4,535,000 of the increase. OCOM's revenues decreased to $2,178,000 from $3,579,000 because OCOM's revenues prior to its acquisition in June 1998 of $1,452,000 are not included in the 1998 amount. OCOM's cellular long distance revenues continued to decline in 1998 as a result of customers switching to other long distance providers. This reduction in revenues was offset by increases in CLEC and cellular revenues.

     Operating costs increased to $5,584,000 from $1,581,000 primarily due to acquisitions in 1998, which accounted for $3,895,000 of the increase. Operating costs as a percentage of revenues increased to 83% from 44%. This increase is the result of the reduction in cellular long distance revenues which to date has the highest gross margin of our telecommunications businesses.

     Selling, general and administrative expenses increased to $11,940,000 from $5,934,000 as a result of increased selling and marketing costs and increased customer service costs. These increases were offset by a reduction in billing costs due to the implementation of in-house billing in the fourth quarter of 1997.

     The non-cash compensation charge of $4,586,000 in 1998 is a one time charge related to the issuance of the Company's warrants and stock options to holders of CCPR's stock options in connection with the Company's distribution to CCPR's shareholders.

     Depreciation expense increased to $749,000 from $428,000 as a result of an increase in fixed assets, primarily computer hardware and software.

     Amortization expense increased to $231,000 from $11,000 due to the amortization of goodwill from the acquisitions in 1998.

     Interest income and other, net, increased to income of $2,632,000 from expense of $4,000 primarily due to $2,585,000 of interest income on the Company's cash, cash equivalents and marketable securities.

     Interest expense increased to $21,000 from zero due to interest on the note payable and capital leases.

     March 2000 non-cash compensation expense. In March 2000, the Compensation and Option Committee of the Board of Directors approved the issuance of options in the Company to various employees to acquire approximately 2.7 million shares of the Company's common stock at an exercise price of 30% of the fair market value of our common stock on the date of the grant. In accordance with APB Opinion No.25, "Accounting for Stock Issued to Employees," we will record a non-cash compensation expense of approximately $44.8 million in March 2000 and a non-cash deferred expense of approximately $48.5 million. We will charge the deferred expense to non-cash compensation expense on a straight-line basis over the vesting period of the stock options as follows: $15 million in 2000, $20 million in 2001, $11.6 million in 2002, $1.8 million in 2003 and $0.1 million in 2004.

                         LIQUIDITY AND CAPITAL RESOURCES

     We will require significant resources to fund the construction of our facilities-based network, develop and expand our existing businesses and fund near term operating losses and debt service. We estimate that these requirements will aggregate approximately $275 million in 2000, which excludes the effect of the proposed acquisitions of ATX and Voyager.net. We intend to use cash and securities on hand of $178.7 million at December 31, 1999 to meet a portion of our operating and capital requirements. We are currently negotiating with equipment manufacturers to provide us with additional vendor financing, and we currently anticipate obtaining additional financing in the future. However, there can be no assurance that the proposed financings will occur.

     Acquisitions. In May 1999, we acquired MegsINet and the CLEC assets of USN Communications. The USN acquisition includes a contingent payment in July 2000 which is payable only if the USN assets meet or exceed operating performance thresholds. The total additional cash consideration that we may pay for the USN assets is capped at $58.6 million. We do not expect the actual contingent payment to be significant.

     In the future, we plan to make further appropriate acquisitions which may require significant acquisition related and capital expenditures. On March 10, 2000, we announced that the Company had entered into a definitive agreement to acquire ATX Telecommunications Services, Inc. and on March 13, 2000, the Company and Voyager.net, Inc. announced a definitive agreement to merge in a stock and cash transaction. We will require between $80 million and $150 million in cash for the ATX acquisition and approximately $95 million in cash for the Voyager.net merger. In addition, we will issue new shares of convertible preferred stock and common stock to the shareholders of ATX, and new shares of common stock to the shareholders of Voyager.net. We are evaluating our financing options and anticipate issuing additional debt and/or equity to fund the cash portion of these acquisitions.

     Historical Uses of Cash. For the year ended December 31, 1999, cash used in operating activities increased to $72,417,000 from $12,322,000 in the period from April 1, 1998 (date operations commenced) to December 31, 1998, primarily due to the increase in the net loss to $103,524,000 from $16,255,000. The net loss increased as a result of acquisitions and an increase in selling and marketing costs and customer service expenses as we have grown the business.

     For the year ended December 31, 1999, cash used to purchase fixed assets increased to $20,575,000 from $2,341,000 in the period from April 1, 1998 (date operations commenced) to December 31, 1998. The increase was due to acquisitions and as a result of an increase in fixed asset purchases. The cash used for acquisitions of $47,056,000 in the year ended December 31, 1999 is primarily for payments in connection with the MegsINet and USN acquisitions.

     Proceeds from borrowings, net of financing costs, of $168,545,000 in 1999 is primarily from the issuance of the 6% Convertible Subordinated Notes.

     Network Construction. We intend to significantly expand our telecommunications infrastructure in the United States over the next several years. We have installed switches and other facilities, and we are in the process of installing additional switches, Internet points-of-presence, and other telecommunications facilities in many states. The amount of such expenditures in 2000 will be related to the number of new markets entered, the speed and location of equipment deployment, the timing and integration of acquisitions, as well as the mix of resold vs. facilities-based services.

     We have deployed our Smart LEC facilities in Columbus, Ohio, Cleveland, Ohio and Chicago, Illinois and are currently developing three additional markets: Detroit, Michigan, New York, New York and Boston, Massachusetts. These six markets comprise approximately 18 million total access lines. In connection with these markets, we are in the process of establishing collocation facilities in approximately 133 ILEC central offices. We have also identified approximately 30 additional markets where we intend to deploy our Smart LEC network in 2000-2002.

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

     LMDS. LMDS is a fixed broadband wireless service that may be used to provide high-speed data transfer, telephone service, telecommunications network transmission, Internet access, video broadcasting, video conferencing, and other services. The spectrum is useable for communications services from a fixed antenna, but is not suitable for mobile or portable communications. LMDS can be used to provide a wireless high-capacity broadband service for the "last mile" to a home or office.

     The amount of capital required to construct our LMDS systems is not easily quantifiable at this time, but is likely to be several times the $25 million cost of the licenses. In addition to up-front network construction costs, a significant ongoing capital requirement will be the cost to acquire customer premise equipment to receive and transmit LMDS signals. We will deploy this LMDS network only if we determine that we can achieve sufficient returns on our capital invested, from reduced costs associated with providing our services or from new services which we can offer through LMDS technology.

     Sources of Liquidity. Our operations were initially funded by the $150 million cash capital contribution from CCPR in connection with the spin-off. In October 1999, we issued $175 million principal amount of 6% Convertible Subordinated Notes due 2006, and received net proceeds of $168.5 million. Interest on the Convertible Subordinated Notes is payable semiannually on April 1 and October 1 of each year, commencing April 1, 2000. We expect to experience substantial negative cash flow for the next several years due to the continued development of our Smart LEC network and our other businesses. Our cash flow requirements will depend upon:

     o   our network development schedules;

     o   acquisition opportunities;

     o   operating results; and

     o   technological developments.

     We are currently negotiating with equipment manufacturers, including Cisco Systems, Inc., Lucent Technologies, Inc. and others to provide us with additional vendor financing. In the aggregate, such financings are anticipated to be significant. We are presently in the process of negotiating terms for these transactions. However, until definitive agreements are reached with each vendor, we cannot be certain that the proposed financings will occur, that the terms will not change or that any alternative financing on terms satisfactory to us will be available.

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

YEAR 2000

     We had a comprehensive Year 2000 project designed to identify and assess the risks associated with our information systems, products, operations, infrastructure, suppliers and customers, and to develop, implement and test remediation and contingency plans to mitigate these risks. To date, we have not experienced any significant problems related to the Year 2000.

     Because we use a variety of information systems and have additional systems embedded in our operations and infrastructure, we cannot be sure that all of our systems will continue to work together in a Year 2000-ready fashion. Furthermore, we cannot be sure that we will not suffer business interruptions, either because of our own Year 2000 problems or those of third-parties upon whom we are reliant for services. Therefore, a problem that has not yet been identified may arise and could have adverse consequences to us.

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

     The fair-market value of long-term fixed interest rate debt is subject to interest rate risk. Generally the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The fair value of our Convertible Subordinated Notes was determined from the quoted market price. The fair value of our other notes payable are estimated using discounted cash flow analyses, based on our current incremental borrowing rates for similar types of borrowing arrangements.

                            Interest Rate Sensitivity
                      Principal Amount by Expected Maturity
                              Average Interest Rate





                                                                                                           Fair
                                                                                                           Value
                                2000       2001      2002      2003      2004    Thereafter    Total      12/31/99
                                ----       ----      ----      ----      ----    ----------    -----      --------
                                                       (in thousands)
                                                        ------------


Long-term Debt, including Current Portion

Fixed Rate                      $5,280     $4,229      $89   $   -     $   -      $175,000     $184,598    $281,530
Average Interest Rate             11.3%      11.1%    8.0%                             6.0%


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

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

      (a)   (1)      Financial Statements--See list of Financial Statements on
                     page F-1.

            (2) Financial Statement Schedules--See list of Financial Statement Schedules on page F-1.

            (3)      Exhibits--See Exhibit Index on page 38.

      (b) Reports on Form 8-K: During the fourth quarter of 1999, the Company filed the following Current Reports on Form 8-K:
                     Form 8-K dated October 1, 1999 (filed October 4, 1999) under item 5, reporting the pricing of $150 million 6% Convertible Subordinated Notes due 2006; Form 8-K dated October 6, 1999 (filed October 12, 1999) under item 2, reporting the closing of the sale of $175 million of 6% Convertible Subordinated Notes due 2006, including exercise of $25 million over-allotment option.

      (c) Exhibits--The response to this portion of Item 14 is submitted as a separate section of this report.

      (d) Financial Statement Schedules--See list of Financial Statement Schedules on page F-1.

                                  EXHIBIT INDEX

EXHIBIT
NO.            DESCRIPTION OF EXHIBIT
-------        ----------------------

2.1      Distribution Agreement, dated as of August 18, 1998, between CoreComm
         Incorporated and the Company(1)

2.2 Agreement and Plan of Merger, dated as of March 10, 2000, by and among CoreComm Limited and ATX Telecommunications Services Inc.

2.3 Agreement and Plan of Merger, dated as of March 12, 2000, by and among CoreComm Limited and Voyager.net Inc.

2.4 Agreement and Plan of Merger, dated as of February 17, 1999, by and among CoreComm Limited, CoreComm Acquisition Sub, Inc., and MegsINet
         Inc.(3)

2.5      First Amendment to Agreement and Plan of Merger, dated as of May 3,
         1999, by and among CoreComm Limited, CoreComm Acquisition Sub, Inc., and MegsINet Inc.(2)

2.6      Asset Purchase Agreement, dated as of February 19, 1999, by and between
         CoreComm Limited, USN Communications, Inc. ("USN") and several subsidiaries of USN (3)

3.1      Company's Memorandum of Association and Certificate of Name Change(1)

3.2      Company's By-laws(1)

4.2 Rights Agreement, dated as of August 18, 1998, between CoreComm Limited and Continental Stock Transfer & Trust Company, as Rights Agent(1)

4.3 First Amendment to Rights Agreement, dated as of January 20, 1999, between CoreComm Limited and Continental Stock Transfer & Trust Company

4.4 Second Amendment to Rights Agreement, dated as of November 11, 1999, between CoreComm Limited and Continental Stock Transfer & Trust Company

4.5      Form of Common Stock Certificate(1)

4.6 Indenture, dated as of October 6, 1999, by and between the Company and The Chase Manhattan Bank as Trustee, with respect to the 6% Convertible
         Notes due 2006 (4)

4.7      Registration Rights Agreement, dated October 6, 1999, by and among the
         Company and the Initial Purchasers of the 6% Convertible Notes due
         2006(4)

10.1 Form of Tax Disaffiliation Agreement between CoreComm Incorporated and the Registrant(1)

10.2     CoreComm Limited 1998 Stock Option Plan(1)

10.3     CoreComm Limited Non-Employee Director Stock Option Plan (1)

10.4     CoreComm Ohio Limited 1999 Stock Option Plan(5)

10.5     CoreComm Limited 1999 Stock Option Plan

11       Statement re computation of per share earnings

21       Subsidiaries of the registrant

23.1     Consent of Ernst & Young, LLP

27.1     Financial Data Schedules

(1) Incorporated by reference from the Company's Registration Statement on Form 10-12G/A, Filed on August 19, 1998

(2) Incorporated by reference from the Company's Registration Statement on Form S-4/A, File No. 333-74801

(3) Incorporated by reference from the Company's Registration Statement on Form 8-K, Filed on February 24, 1999

(4) Incorporated by reference from the Company's Registration Statement on Form S-3, File No. 333-90113

(5) Incorporated by reference from the Company's 1998 Annual Report on Form 10-K, Filed on March 22, 1999

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the under signed thereunto duly authorized. Dated: March 29, 2000

                                                    CORECOMM LIMITED

                                                    By: /s/ RICHARD J. LUBASCH
                                                    Senior Vice President,
                                                    General Counsel
                                                    and Secretary

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

SIGNATURE                                             TITLE                                         DATE
---------                                             -----                                         ----

/s/ GEORGE S. BLUMENTHAL           Chairman of the Board and Director                            March 29, 2000
George S. Blumenthal

/s/ J. BARCLAY KNAPP               Principal Executive and Financial                             March 29, 2000
J. Barclay Knapp                   Officer and Director

/s/ PATTY J. FLYNT                 Principal Operating Officer                                   March 29, 2000
Patty J. Flynt

/s/ GREGG GORELICK                 Principal Accounting Officer                                  March 29, 2000
Gregg Gorelick

/s/ SIDNEY R. KNAFEL               Director                                                      March 29, 2000
Sidney R. Knafel

/s/ TED H. MCCOURTNEY              Director                                                      March 29, 2000
Ted H. McCourtney

/s/ DEL MINTZ                      Director                                                      March 29, 2000
Del Mintz

/s/ ALAN J. PATRICOF               Director                                                      March 29, 2000
Alan J. Patricof

/s/ WARREN POTASH                  Director                                                      March 29, 2000
Warren Potash

                       Form 10-K -- Item 14(a)(1) and (2)

                        CoreComm Limited and Subsidiaries

                   Index to Consolidated Financial Statements
                        and Financial Statement Schedule

The following consolidated financial statements and schedule of CoreComm Limited and Subsidiaries and its predecessor OCOM Corporation Telecoms Division are included in Item 8:

Reports of Independent Auditors .............................................................  F-2
Consolidated Balance Sheets - December 31, 1999 and 1998 ....................................  F-4
Consolidated Statements of Operations - Year Ended December 31, 1999,
     for the Period from April 1, 1998 (date operations commenced) to
     December 31, 1998, for the Period from January 1, 1998 to May 31, 1998 and for the Year Ended December 31, 1997 ...............................................  F-5
Consolidated Statement of Shareholders' Equity - Year Ended
     December 31, 1999 and for the Period from April 1, 1998
     (date operations commenced) to December 31, 1998 .......................................  F-6
Statement of Parent's Investment (Deficiency) - For the Period from
     January 1, 1998 to May 31, 1998 and for the Year Ended
     December 31, 1997 ......................................................................  F-7
Consolidated Statements of Cash Flows - Year Ended December 31, 1999,
     for the Period from April 1, 1998 (date operations commenced)
     to December 31, 1998, for the Period from January 1, 1998 to
     May 31, 1998 and for the Year Ended December 31, 1997 ..................................  F-8
Notes to Consolidated Financial Statements .................................................. F-10

The following consolidated financial statement schedule of CoreComm Limited and Subsidiaries and OCOM Corporation Telecoms Division is included in Item 14(d):

Schedule II - Valuation and Qualifying Accounts ............................................. F-28

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                         Report of Independent Auditors



Shareholders and Board of Directors
CoreComm Limited

We have audited the consolidated balance sheet of CoreComm Limited and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for the year ended December 31, 1999 and for the period from April 1, 1998 (date operations commenced) to December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a) for the year ended December 31, 1999 and for the period from April 1, 1998 (date operations commenced) to December 31, 1998. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CoreComm Limited and Subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for the year ended December 31, 1999 and for the period from April 1, 1998 (date operations commenced) to December 31, 1998 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                    ERNST & YOUNG LLP

New York, New York
March 3, 2000

                         Report of Independent Auditors




Shareholder
OCOM Corporation Telecoms Division

We have audited the statements of operations, parent's investment (deficiency) and cash flows of OCOM Corporation Telecoms Division ("OCOM") for the period from January 1, 1998 to May 31, 1998 and for the year ended December 31, 1997. Our audit also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects the results of operations and the cash flows of OCOM Corporation Telecoms Division for the period from January 1, 1998 to May 31, 1998 and for the year ended December 31, 1997 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                    ERNST & YOUNG LLP

New York, New York
February 26, 1999

                        CoreComm Limited and Subsidiaries
             and its Predecessor OCOM Corporation Telecoms Division

                           Consolidated Balance Sheets

                                                                                      DECEMBER 31,
                                                                                 1999                1998
                                                                          ------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                $ 86,685,000         $ 26,161,000
   Marketable securities                                                      92,041,000          110,718,000
   Accounts receivable-trade, less allowance for doubtful
     accounts of $3,949,000 (1999) and $742,000 (1998)                         7,875,000            1,125,000
   Due from affiliates                                                           195,000            1,954,000
   Other                                                                       5,791,000              669,000
                                                                          ------------------------------------
Total current assets                                                         192,587,000          140,627,000

Fixed assets, net                                                             90,619,000            3,582,000
Goodwill, net of accumulated amortization of $7,262,000 (1999)
  and $230,000 (1998)                                                         57,888,000            4,028,000
LMDS license costs                                                            25,366,000           25,366,000
Other, net of accumulated amortization of $2,202,000 (1999) and
  $1,000 (1998)                                                               25,643,000            2,923,000
                                                                          ------------------------------------
                                                                            $392,103,000         $176,526,000
                                                                          ====================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                          $ 13,851,000         $  1,937,000
  Accrued expenses                                                            32,215,000            4,247,000
  Equipment payable                                                            4,702,000                    -
  Current portion of notes payable and capital lease obligations              19,127,000              133,000
  Deferred revenue                                                             1,400,000              411,000
                                                                          ------------------------------------
Total current liabilities                                                     71,295,000            6,728,000

Notes payable                                                                179,318,000              283,000
Capital lease obligations                                                     14,564,000              218,000

Commitments and contingent liabilities

Shareholders' equity:
  Series preferred stock - $.01 par value, authorized 1,000,000
    shares; issued and outstanding none                                                -                    -
  Common stock - $.01 par value; authorized 75,000,000 shares;
    issued and outstanding 38,556,000 (1999) and  29,697,000
    (1998) shares                                                                386,000              297,000
  Additional paid-in capital                                                 246,319,000          185,255,000
  (Deficit)                                                                 (119,779,000)         (16,255,000)
                                                                          ------------------------------------
                                                                             126,926,000          169,297,000
                                                                          ------------------------------------
                                                                            $392,103,000         $176,526,000
                                                                          ====================================

See accompanying notes.

                        CoreComm Limited and Subsidiaries
             and its Predecessor OCOM Corporation Telecoms Division

                      Consolidated Statements of Operations

                                                                                          THE PREDECESSOR
                                                                                               (OCOM)
                                                                                   ------------------------------

                                                                 FOR THE PERIOD
                                                                  FROM APRIL 1,
                                                                   1998 (DATE      FOR THE PERIOD
                                                                   OPERATIONS      FROM JANUARY 1,
                                               YEAR ENDED         COMMENCED) TO        1998 TO        YEAR ENDED
                                              DECEMBER 31,        DECEMBER 31,         MAY 31,       DECEMBER 31,
                                                 1999                 1998              1998             1997
                                            ---------------------------------------------------------------------
REVENUES                                      $  58,151,000       $  6,713,000      $ 1,452,000      $ 3,579,000

COSTS AND EXPENSES
Operating                                        58,561,000          5,584,000          772,000        1,581,000
Selling, general and administrative              74,185,000         11,940,000        3,205,000        5,934,000
Corporate                                         7,996,000          2,049,000                -                -
Non-cash compensation                             1,056,000          4,586,000                -                -
Depreciation                                     10,945,000            749,000          255,000          428,000
Amortization                                      8,633,000            231,000            2,000           11,000
                                            ---------------------------------------------------------------------
                                                161,376,000         25,139,000        4,234,000        7,954,000
                                            ---------------------------------------------------------------------
Operating (loss)                               (103,225,000)       (18,426,000)      (2,782,000)      (4,375,000)

OTHER INCOME (EXPENSE)
Interest income and other, net                    5,773,000          2,632,000                -           (4,000)
Interest expense                                 (5,341,000)           (21,000)               -                -
                                            ---------------------------------------------------------------------
(Loss) before income tax provision             (102,793,000)       (15,815,000)      (2,782,000)      (4,379,000)
Income tax provision                               (731,000)          (440,000)               -                -
                                            ---------------------------------------------------------------------
Net (loss)                                    $(103,524,000)      $(16,255,000)     $(2,782,000)     $(4,379,000)
                                            =====================================================================

Basic and diluted net (loss) per
 share                                               $(3.03)             $(.55)           $(.09)           $(.15)
                                            =====================================================================

Weighted average shares                          34,189,000         29,678,000       29,664,000       29,419,000
                                            =====================================================================


See accompanying notes.

                        CoreComm Limited and Subsidiaries
             and its Predecessor OCOM Corporation Telecoms Division

                 Consolidated Statement of Shareholders' Equity

          For the Period from April 1, 1998 (date operations commenced) to December 31, 1998 and for the Year Ended December 31, 1999

                                                                  COMMON STOCK             ADDITIONAL
                                                           --------------------------        PAID-IN
                                                              SHARES          PAR            CAPITAL          (DEFICIT)
                                                           ---------------------------------------------------------------
    Initial contribution                                     2,700,000      $ 27,000      $ 22,158,000
    Capital contributions                                   26,994,000       270,000       158,508,000
    Issuance of stock options                                                                4,586,000
    Exercise of warrants                                         3,000                           3,000
    Net (loss) for the period from April 1,
      1998 (date operations commenced) to
      December 31, 1998                                                                                      $(16,255,000)
                                                           ---------------------------------------------------------------
    Balance, December 31, 1998                              29,697,000       297,000       185,255,000        (16,255,000)
                                                           ---------------------------------------------------------------

    Exercise of stock options                                  804,000         8,000         5,232,000
    Exercise of warrants                                     4,810,000        48,000        10,857,000
    Common stock issued for acquisition                      3,245,000        33,000        30,792,000
    Stock options issued for acquisition                                                     4,027,000
    Warrants issued for acquisition                                                          9,100,000
    Stock option based compensation                                                          1,056,000
    Net (loss) for the year ended
       December  31, 1999                                                                                    (103,524,000)
                                                           ---------------------------------------------------------------
    Balance, December 31, 1999                              38,556,000      $386,000      $246,319,000      $(119,779,000)
                                                           ===============================================================


The Consolidated Statement of Shareholders' Equity reflects on a retroactive basis the 3-for-2 stock split by way of a stock dividend paid on September 2, 1999 and the 3-for-2 stock split by way of a stock dividend paid on February 2, 2000.


See accompanying notes.

                        CoreComm Limited and Subsidiaries
             and its Predecessor OCOM Corporation Telecoms Division

                  Statement of Parent's Investment (Deficiency)
             of OCOM Corporation Telecoms Division (the Predecessor)

                    For the Year Ended December 31, 1997 and
              for the Period from January 1, 1998 to May 31, 1998

Balance, December 31, 1996                                        $ (208,000)
Capital contributions                                              4,908,000
Net (loss) for the year ended December 31, 1997                   (4,379,000)
                                                                 ------------
Balance, December 31, 1997                                           321,000
Capital contributions                                              4,261,000
Net (loss) for the period ended May 31, 1998                      (2,782,000)
                                                                 ------------
Balance, May 31, 1998                                             $1,800,000
                                                                 ============


See accompanying notes.

                        CoreComm Limited and Subsidiaries
             and its Predecessor OCOM Corporation Telecoms Division

                      Consolidated Statements of Cash Flows

                                                                                                     THE PREDECESSOR
                                                                                                          (OCOM)
                                                                                             -------------------------------

                                                                          FOR THE PERIOD
                                                                          FROM APRIL 1,         FOR THE
                                                                            1998 (DATE        PERIOD FROM
                                                                            OPERATIONS         JANUARY 1,
                                                        YEAR ENDED        COMMENCED) TO         1998 TO          YEAR ENDED
                                                       DECEMBER 31,        DECEMBER 31,         MAY 31,         DECEMBER 31,
                                                           1999                1998               1998              1997
                                                     -----------------------------------------------------------------------
OPERATING ACTIVITIES
  Net (loss)                                          $(103,524,000)      $(16,255,000)       $(2,782,000)      $(4,379,000)
  Adjustments to reconcile net (loss) to
    net cash (used in) operating
    activities:
     Depreciation and amortization                       19,578,000            980,000            257,000           439,000
     Stock option based compensation                      1,056,000          4,586,000                  -                 -
     Provision for losses on accounts
       receivable                                         3,241,000            501,000             92,000            46,000
     Accretion of interest on marketable
       securities                                        (3,053,000)          (639,000)                 -                 -
     Other                                                  239,000           (119,000)                 -            82,000
     Changes in operating assets and
       liabilities, net of effect from
       business acquisitions:
      Accounts receivable                                 3,115,000           (480,000)          (262,000)          129,000
      Due from affiliates                                 1,759,000         (1,954,000)                 -                 -
      Other current assets                               (3,488,000)          (287,000)          (179,000)          (79,000)
      Other assets                                       (2,783,000)        (2,824,000)                 -                 -
      Accounts payable                                    5,390,000          1,261,000           (311,000)          169,000
      Accrued expenses                                    6,114,000          2,814,000           (453,000)          116,000
      Deferred revenue                                      (61,000)            94,000                  -                 -
                                                     -----------------------------------------------------------------------
  Net cash (used in) operating activities               (72,417,000)       (12,322,000)        (3,638,000)       (3,477,000)

  INVESTING ACTIVITIES
  Purchase of fixed assets                              (20,575,000)        (2,341,000)          (623,000)       (1,431,000)
  Acquisitions, net of cash acquired                    (47,056,000)                 -                  -                 -
  Purchase of marketable securities                    (142,922,000)      (110,079,000)                 -                 -
  Proceeds from sale of marketable
    securities                                          164,652,000                  -                  -                 -
                                                     -----------------------------------------------------------------------
  Net cash (used in) investing activities               (45,901,000)      (112,420,000)          (623,000)       (1,431,000)

                        CoreComm Limited and Subsidiaries
             and its Predecessor OCOM Corporation Telecoms Division

                Consolidated Statements of Cash Flows (continued)

                                                                                                     THE PREDECESSOR
                                                                                                          (OCOM)
                                                                                             -------------------------------

                                                                          FOR THE PERIOD
                                                                          FROM APRIL 1,         FOR THE
                                                                            1998 (DATE        PERIOD FROM
                                                                            OPERATIONS         JANUARY 1,
                                                        YEAR ENDED        COMMENCED) TO         1998 TO          YEAR ENDED
                                                       DECEMBER 31,        DECEMBER 31,         MAY 31,         DECEMBER 31,
                                                           1999                1998               1998              1997
                                                     -----------------------------------------------------------------------
FINANCING ACTIVITIES
Capital contributions                                             -        150,904,000          4,261,000         4,908,000
Proceeds from borrowing, net of
   financing costs                                      168,545,000                  -                  -                 -
Proceeds from exercise of stock
  options and warrants                                   16,145,000              3,000                  -                 -
Principal payments                                       (3,469,000)                 -                  -                 -
Principal payments of capital lease
  obligations                                            (2,379,000)            (4,000)                 -                 -
                                                     -----------------------------------------------------------------------
Net cash provided by financing
  activities                                            178,842,000        150,903,000          4,261,000         4,908,000
                                                     -----------------------------------------------------------------------
Increase in cash and cash
  equivalents                                            60,524,000         26,161,000                  -                 -
Cash and cash equivalents at
  beginning of period                                    26,161,000                  -                  -                 -
                                                     -----------------------------------------------------------------------
Cash and cash equivalents at end of
  period                                                $86,685,000        $26,161,000        $         -       $         -
                                                     =======================================================================

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION
Cash paid for interest                                  $ 2,032,000        $     4,000        $         -       $         -
Income taxes paid                                         1,421,000                  -                  -                 -

SUPPLEMENTAL SCHEDULE OF
  NONCASH  INVESTING ACTIVITIES
Capital contributions of noncash net
  assets                                                $         -        $30,059,000        $         -       $         -
Liabilities incurred to acquire fixed
  assets                                                 19,621,000            175,000                  -                 -
Common stock, stock options and
   warrants issued for acquisitions                      43,952,000                  -                  -                 -


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

     The Company seeks to become a leading provider of integrated telephone, Internet and data services to business and residential customers in targeted markets throughout the United States. As of December 31, 1999, the Company's customers are located throughout the United States, although much of the Company's business is conducted in Ohio and Illinois.

     The Company's performance will be affected by, among other things, its ability to implement expanded interconnection and collocation with the facilities of incumbent local exchange carriers ("ILECs") and develop efficient and effective working relationships with the ILECs and other carriers. The Company has installed, and is currently in the process of installing, its own switches and related equipment in certain of its markets. The Company will continue to lease the unbundled local loop needed to connect its customers to its switches. The Company purchases capacity from the ILECs on a wholesale basis pursuant to contracts and sells it at retail rates to its customers. The Company depends upon the ILECs to maintain the quality of their service to the Company's customers. Also, except for CLEC customers who are connected to one of the Company's switches and Internet services customers, the Company depends upon the ILECs for accurate and prompt billing information in order for the Company to bill its customers.

     The Company's business is highly competitive which results in pricing pressure and increasing customer acquisition costs. Expenses are expected to exceed revenues in each location in which the Company offers service until a sufficient customer base is established. It is anticipated that obtaining a sufficient customer base will take a number of years, and positive cash flows from operations are not expected in the near future.

                        CoreComm Limited and Subsidiaries
             and its Predecessor OCOM Corporation Telecoms Division

             Notes to Consolidated Financial Statements (continued)

1.   ORGANIZATION AND BUSINESS (CONTINUED)

     The following is the revenues from external customers for each of the Company's communication services:

                                                                                                     THE PREDECESSOR
                                                                                                          (OCOM)
                                                                                             -------------------------------

                                                                          FOR THE PERIOD
                                                                          FROM APRIL 1,         FOR THE
                                                                            1998 (DATE        PERIOD FROM
                                                                            OPERATIONS         JANUARY 1,
                                                        YEAR ENDED        COMMENCED) TO         1998 TO          YEAR ENDED
                                                       DECEMBER 31,        DECEMBER 31,         MAY 31,         DECEMBER 31,
                                                           1999                1998               1998              1997
                                                     -----------------------------------------------------------------------
     Telecommunications                                 $47,456,000         $2,993,000         $  217,000        $  167,000
     Internet and Data                                    6,996,000            155,000                  -                 -
     Other                                        (a)     3,699,000          3,565,000          1,235,000         3,412,000
                                                     -----------------------------------------------------------------------
                                                        $58,151,000         $6,713,000         $1,452,000        $3,579,000
                                                     =======================================================================

     (a)  Other includes cellular long distance, wireless and paging revenue.

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

     CASH EQUIVALENTS

     Cash equivalents are short-term highly liquid investments purchased with a maturity of three months or less. Cash equivalents were $71,564,000 and $20,995,000 at December 31, 1999 and December 31, 1998, respectively, and consisted of corporate commercial paper.

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

     Marketable securities at December 31, 1999 consisted of corporate commercial paper. Marketable securities at December 31, 1998 consisted of a certificate of deposit and corporate commercial paper. During the year ended December 31, 1999 and the period from April 1, 1998 (date operations commenced) to December 31, 1998, there were no realized gains or losses on sales of securities. All of the marketable securities as of December 31, 1999 and 1998 had a contractual maturity of less than one year.

     ALLOWANCE FOR DOUBTFUL ACCOUNTS

     The Company records an estimate of uncollectible accounts receivable based on the current aging of its receivables and its prior collection experience.

     FIXED ASSETS

     Fixed assets are stated at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the assets. Estimated useful lives are as follows: operating equipment - 3 to 15 years, computer hardware and software - 3 or 5 years and other equipment - 2 to 7 years, except for leasehold improvements for which the estimated useful lives are the term of the lease.

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

                        CoreComm Limited and Subsidiaries
             and its Predecessor OCOM Corporation Telecoms Division

             Notes to Consolidated Financial Statements (continued)

2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     GOODWILL

     Goodwill is the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for as purchases. Goodwill is amortized on a straight-line basis over the period benefited, which is estimated to be 5 to 10 years. The Company continually reviews the recoverability of the carrying value of goodwill using the same methodology that it uses for the evaluation of its other long-lived assets.

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

     OTHER ASSETS

     Other assets include customer lists, deferred financing costs and noncompetition agreements. Customer lists represent a portion of the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for as purchases and are amortized on a straight-line basis over 2 to 7 years. Deferred financing costs were incurred in connection with the issuance of debt and are charged to interest expense over the term of the related debt. Noncompetition agreements obtained in connection with an acquisition were valued at $100,000 and are being charged to expense on a straight-line basis over the noncompetition period of 5 years. The Company continually reviews the recoverability of the carrying value of these assets using the same methodology that it uses for the evaluation of its other long-lived assets.

     NET (LOSS) PER SHARE

     The Company reports its net (loss) per share in accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". The weighted average shares used for the computation of net (loss) per share prior to September 1998 are equivalent to CCPR's historical weighted average shares (since CCPR shareholders received one share of the Company for each CCPR share owned). The shares issuable upon the exercise of stock options, warrants and convertible securities are excluded from the calculation of net (loss) per share as their effect would be antidilutive.

                        CoreComm Limited and Subsidiaries
             and its Predecessor OCOM Corporation Telecoms Division

             Notes to Consolidated Financial Statements (continued)

2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     NET (LOSS) PER SHARE (CONTINUED)

     In 1999 and 1998, the Company had 18.0 million and 9.8 million shares, respectively, issuable upon the exercise of stock options, warrants and convertible securities that have been excluded from the calculation of net
     (loss) per share as their effect would be antidilutive. In 1997, CCPR had
     5.3 million shares issuable upon the exercise of stock options that have been excluded from the calculation of net loss per share as their effect would be antidilutive.

     REVENUE RECOGNITION

     Revenue is recognized at the time service is provided to the customer. Charges for services that are billed in advance are deferred and recognized when earned.

     ADVERTISING EXPENSE

     The Company charges the cost of advertising to expense as incurred. Advertising expense for the year ended December 31, 1999, for the period from April 1, 1998 (date operations commenced) to December 31, 1998, for the period from January 1, 1998 to May 31, 1998 and for the year ended December 31, 1997 was $4,407,000, $812,000, $79,000 and $127,000,
     respectively.

     STOCK-BASED COMPENSATION

     The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock option plans.

     RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform to the 1999 presentation.

3.   RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted by the Company effective January 1, 2001. Management does not anticipate that the adoption of this new standard will have a significant effect on the results of operations, financial condition or cash flows of the Company.

     In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", both of which had no effect on the consolidated financial statements. The Company operates in a single business segment.

                        CoreComm Limited and Subsidiaries
             and its Predecessor OCOM Corporation Telecoms Division

             Notes to Consolidated Financial Statements (continued)

4.   ACQUISITIONS

     In May 1999, the Company acquired 100% of the stock of MegsINet Inc., a national Internet Service Provider ("ISP") with a national Asynchronous Transfer Mode network and local telecommunications facilities in Chicago for a total consideration of $16.8 million in cash and 3.2 million shares of the Company's common stock. In addition, the Company exchanged MegsINet stock options for options to purchase 444,000 shares of the Company's common stock, repaid $2.0 million of MegsINet debt and incurred acquisition related costs of $1.2 million. The common stock portion of the consideration was valued at $30.8 million, the fair value on the date prior to the announcement. The stock options were valued at $4.0 million using the Black-Scholes option pricing model.

     Also in May 1999, the Company acquired the wireline assets of USN Communications, Inc., which was a CLEC that operated on a resale basis, for a cash payment of $26.4 million, warrants to purchase 563,000 shares of the Company's common stock at a price of $13.33 per share and 225,000 shares at a price of $22.22 per share, and a potential contingent cash payment to be paid in July 2000 which is capped at $58.6 million. The contingent payment is payable only if the USN assets meet or exceed operating performance thresholds. The Company does not expect the actual payment in July 2000 to be significant. The warrants were valued at $9.1 million, the fair value on the date of issuance. In addition, the Company incurred acquisition related costs of $1.0 million.

     These acquisitions have been accounted for as purchases, and, accordingly, the net assets and results of operations of the acquired businesses have been included in the consolidated financial statements from the dates of acquisition. The aggregate purchase price of $91.3 million exceeded the fair value of the net tangible assets acquired by $75.6 million, which was allocated as follows: $13.3 million to customer lists, $1.5 million to other intangibles and $60.8 million to goodwill.

     In April and June 1998, CCPR acquired the stock of Digicom, Inc. and certain operating assets and related liabilities of Jeff Rand Corp. (known as the Wireless Outlet) and OCOM Corporation. CCPR contributed these businesses to the Company. These acquisitions were accounted for as purchases by CCPR, and, accordingly, the net assets and results of operations of the acquired businesses have been included in the consolidated financial statements from the dates of acquisition. The contribution of the assets from CCPR to the Company was accounted for at historical cost in a manner consistent with a transfer of entities under common control which is similar to that used in a "pooling of interests". The Company's financial statements include the results of the contributed companies for all periods owned by CCPR. In November 1998, a wholly-owned subsidiary of the Company acquired substantially all of the assets and certain liabilities of Stratos Internet Group, Inc. ("Stratos"), an ISP in the Cleveland-Akron, Ohio area. This acquisition has been accounted for as a purchase, and, accordingly, the net assets and results of operations of Stratos have been included in the consolidated financial statements from the date of acquisition. The aggregate purchase price of $5.2 million exceeded the fair value of net tangible assets acquired by $4.4 million, which was allocated as follows: $100,000 to noncompetition agreements and $4.3 million to goodwill.

                        CoreComm Limited and Subsidiaries
             and its Predecessor OCOM Corporation Telecoms Division

             Notes to Consolidated Financial Statements (continued)

4.   ACQUISITIONS (CONTINUED)

     The pro forma unaudited consolidated results of operations for the years ended December 31, 1999 and 1998 assuming consummation of the acquisitions and receipt of the capital contributions from CCPR as of January 1, 1998 are as follows. The pro forma net (loss) and basic and diluted net (loss) per share do not give effect to interest income that may have been earned had the $150,000,000 cash capital contribution from CCPR been made on January 1, 1998.

                                                           YEAR ENDED DECEMBER 31,
                                                           1999               1998
                                                      ---------------------------------
       Total revenue                                   $ 97,855,000       $148,174,000
       Net (loss)                                      (138,458,000)      (233,267,000)
       Basic and diluted net (loss) per share                 (3.74)             (6.23)

     A significant component of the pro forma results is associated with the acquisition of certain assets of USN. Although USN quickly developed a large customer list and revenue base in 1997 and 1998, it had difficulties under its previous management providing services, including billing, customer care and other operational areas, and filed for bankruptcy in February 1999. Since the acquisition, we have been focusing on improving these operations, and have been successful in many areas. However, we did not actively sell additional lines in these markets in 1999 because we were not fully satisfied with the quality of the operations. Consequently, and consistent with our due diligence, transaction structure and purchase price, revenues associated with the USN assets have declined significantly since our acquisition, and additional declines may continue as customers leave or "churn" off the service.

5.   LMDS LICENSE COSTS

     Cortelyou Communications Corp. ("Cortelyou"), a wholly-owned subsidiary of the Company, was the successful bidder for 15 Block A LMDS licenses in Ohio. The LMDS licenses were acquired for an aggregate of $25,366,000, which includes costs incurred of $125,000. LMDS frequencies are expected to be used for the provision of voice, data, video and Internet services to businesses and homes in competition with ILECs and/or cable television operators. The FCC has allocated two blocks of frequencies to be licensed in each of the 493 Basic Trading Areas in the United States and its territories based on an auction that ended in March 1998.

                        CoreComm Limited and Subsidiaries
             and its Predecessor OCOM Corporation Telecoms Division

             Notes to Consolidated Financial Statements (continued)

6.   FIXED ASSETS

     Fixed assets consist of:

                                                              YEAR ENDED DECEMBER 31,
                                                              1999               1998
                                                         ---------------------------------
       Operating equipment                                 $50,290,000        $   720,000
       Computer hardware and software                       17,455,000          2,450,000
       Other equipment                                       9,300,000            987,000
       Construction-in-progress                             24,681,000              5,000
                                                         ---------------------------------
                                                           101,726,000          4,162,000
       Accumulated depreciation                            (11,107,000)          (580,000)
                                                         ---------------------------------
                                                           $90,619,000         $3,582,000
                                                         =================================

7.   ACCRUED EXPENSES

     Accrued expenses consist of:

                                                              YEAR ENDED DECEMBER 31,
                                                              1999               1998
                                                         ---------------------------------
       Payroll and related                                  $2,903,000         $1,263,000
       Professional fees                                     2,161,000            527,000
       Taxes, including income taxes                         6,089,000          1,246,000
       Accrued equipment purchases                          13,455,000                  -
       Other                                                 7,607,000          1,211,000
                                                         ---------------------------------
                                                           $32,215,000         $4,247,000
                                                         =================================

8.   NOTES PAYABLE

     Notes payable consist of the following:

                                                              YEAR ENDED DECEMBER 31,
                                                              1999               1998
                                                         ---------------------------------
       6% Convertible Subordinated Notes                  $175,000,000          $       -
       Working capital promissory note, interest at 8.5%     3,077,000                  -
       Note payable for equipment, interest at 12.75%        6,238,000                  -
       Other                                                   283,000            363,000
                                                         ---------------------------------
                                                           184,598,000            363,000
       Less current portion                                  5,280,000             80,000
                                                         ---------------------------------
                                                          $179,318,000          $ 283,000
                                                         =================================

                        CoreComm Limited and Subsidiaries
             and its Predecessor OCOM Corporation Telecoms Division

             Notes to Consolidated Financial Statements (continued)

8.   NOTES PAYABLE (CONTINUED)

     In October 1999, the Company issued $175,000,000 principal amount of 6% Convertible Subordinated Notes due 2006 (the "Convertible Notes"). Interest on the Convertible Notes is payable semiannually on April 1 and October 1 of each year, commencing April 1, 2000. The Convertible Notes are unsecured obligations convertible into common stock prior to maturity at a conversion price of $27.39 per share, subject to adjustment. There are approximately
     6.4 million shares of common stock reserved for issuance upon conversion of the Convertible Notes. The Convertible Notes are redeemable, in whole or in part, at the option of the Company, at any time on or after October 1, 2002, at a redemption price of 103.429% that declines annually to 100% in 2006, in each case together with accrued and unpaid interest to the redemption date. The Company incurred $6,935,000 in fees and expenses in connection with the issuance of the Convertible Notes, which is included in deferred financing costs.

     MegsINet originally borrowed $4,000,000 from Ascend Communications, Inc. ("Ascend") under a working capital promissory note dated August 1998. MegsINet is required to make monthly principal and interest payments of $148,000 through January 2002. The Company issued a warrant to Ascend to purchase approximately 29,000 shares of the Company's common stock at $13.75 per share in connection with the promissory note.

     In 1998, MegsINet entered into an agreement with Cisco Systems Capital Corporation ("Cisco"), whereby MegsINet can purchase operating equipment under a promissory note. Monthly payments of principal and interest commenced in 1999, MegsINet paid an aggregate of $3,164,000. MegsINet is required to make monthly principal and interest payments that decline each month from $366,000 beginning in January 2000 through September 2001. The Company has guaranteed the obligations of MegsINet under the promissory note.

     The Company issued a note payable in the amount of $362,000 in connection with the Stratos acquisition. Interest on the note accrues at 5.542% per annum. The note is payable in twelve consecutive quarterly payments of principal and interest of $33,000 which commenced in May 1999 and is collateralized by the assets acquired from Stratos.

     The aggregate principal amounts of notes payable scheduled for repayment are as follows:

               Year ended December 31,
                        2000                       $5,280,000
                        2001                        4,229,000
                        2002                           89,000
                        2003                           -
                        2004                           -
                     Thereafter                   175,000,000
                                                --------------
                                                 $184,598,000
                                                ==============

                        CoreComm Limited and Subsidiaries
             and its Predecessor OCOM Corporation Telecoms Division

             Notes to Consolidated Financial Statements (continued)

9.   FAIR VALUES OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

     Cash and cash equivalents: The carrying amounts reported in the consolidated balance sheets approximate fair value.

     Notes payable: The fair value of the Company's convertible notes is based on the quoted market price. The fair value of the Company's other notes payable are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

     The carrying amounts and fair values of the Company's financial instruments are as follows:

                                               DECEMBER 31, 1999           DECEMBER 31, 1998
                                               -----------------           -----------------
                                             CARRYING        FAIR        CARRYING        FAIR
                                              AMOUNT        VALUE         AMOUNT        VALUE
                                           ---------------------------------------------------
                                                               (in thousands)
       Cash and cash equivalents             $ 86,685      $ 86,685       $26,161      $26,161
       Notes payable
          Convertible notes                   175,000       273,000             -            -
          Ascend note                           3,077         2,721             -            -
          Cisco note                            6,238         5,561             -            -
          Other                                   283           248           363          301

10.  LEASES

     The Company has capital leases for certain of its operating equipment. Leased property included in operating equipment consists of:

                                                                   DECEMBER 31,
                                                              1999            1998
                                                          ----------------------------
                       Operating equipment                 $33,941,000      $258,000
                       Accumulated depreciation              5,901,000         7,000
                                                          ----------------------------
                                                           $28,040,000      $251,000
                                                          ============================

                        CoreComm Limited and Subsidiaries
             and its Predecessor OCOM Corporation Telecoms Division

             Notes to Consolidated Financial Statements (continued)

10.  LEASES (CONTINUED)

     Future minimum annual payments under these leases at December 31, 1999 are as follows:

            Year Ended December 31,
                   2000                                                                $16,092,000
                   2001                                                                 13,053,000
                   2002                                                                  2,477,000
                   2003                                                                     19,000
                                                                                     --------------
                   Total minimum lease payments                                         31,641,000
                   Less amount representing interest (at rates ranging
                       from 8.5% to 26.44%)                                              3,230,000
                                                                                     --------------
                   Present value of net minimum obligations                             28,411,000
                   Current portion                                                      13,847,000
                                                                                     --------------
                                                                                       $14,564,000
                                                                                     ==============

     As of December 31, 1999, the Company had leases for office space and equipment which extend through 2013. Total rent expense for the year ended December 31, 1999, for the period from April 1, 1998 (date operations commenced) to December 31, 1998, for the period from January 1, 1998 to May 31, 1998 and for the year ended December 31, 1997 under operating leases was $5,151,000, $354,000, $98,000 and $131,000, respectively.

     Future minimum annual lease payments under noncancellable operating leases at December 31, 1999 are as follows: $7,967,000 (2000); $6,682,000 (2001);
     $5,832,000 (2002); $5,384,000 (2003); $5,005,000 (2004) and $19,481,000
     thereafter.

11.  NON-CASH COMPENSATION

     The non-cash compensation charge of $1,056,000 in 1999 is recorded in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," related to a change in employee stock option agreements.

     The non-cash compensation charge of $4,586,000 in 1998 is a recorded in accordance with APB Opinion No. 25, as a one time charge related to the issuance of the Company's warrants and stock options to holders of CCPR's stock options in connection with the Company's distribution to CCPR's shareholders.

                        CoreComm Limited and Subsidiaries
             and its Predecessor OCOM Corporation Telecoms Division

             Notes to Consolidated Financial Statements (continued)

12.  RELATED PARTY TRANSACTIONS

     Some of the officers and directors of the Company are also officers or directors of NTL Incorporated ("NTL"). NTL provides the Company with management, financial, legal and technical services, access to office space and equipment and use of supplies. Amounts charged to the Company by NTL consist of salaries and direct costs allocated to the Company where identifiable, and a percentage of the portion of NTL's corporate overhead which cannot be specifically allocated to NTL (which is agreed upon by the Board of Directors of NTL and the Company). NTL's charges to the Company commenced in October 1998. It is not practicable to determine the amounts of these expenses that would have been incurred had the Company operated as an unaffiliated entity. In the opinion of management, this allocation method is reasonable. In 1999 and 1998, NTL charged the Company $2,330,000 and $313,000, respectively, which is included in corporate expenses.

     The Company provides NTL with access to office space and equipment and the use of supplies. In the fourth quarter of 1999, the Company began charging NTL a percentage of the Company's office rent and supplies expense. It is not practicable to determine the amounts of these expenses that would have been incurred had the Company operated as an unaffiliated entity. In the opinion of management, this allocation method is reasonable. In 1999, the Company charged NTL $62,000, which reduced corporate expenses.

     A subsidiary of the Company provides billing and software development services to subsidiaries of NTL. The Company charges an amount in excess of its costs to provide these services. General and administrative expenses were reduced by $800,000, $275,000, $138,000, and $217,000 for the year ended December 31, 1999, the period from April 1, 1998 (date operations commenced) to December 31, 1998, the period from January 1, 1998 to May 31, 1998 and the year ended December 31, 1997, respectively, as a result of these charges.

     At December 31, 1999, due from affiliates was comprised of $195,000 due from NTL. At December 31, 1998, due from affiliates included $128,000 due from CCPR and $1,826,000 due from NTL.

13.  401(k) PLAN

     The Company sponsors a 401(k) Plan in which all full-time employees who have completed 90 days of employment and are 21 years of age may participate. The Company's matching contribution is determined annually by the Board of Directors. Participants may make salary deferral contributions of 1% to 15% of their compensation not to exceed the maximum allowed by law. The expense for the year ended December 31, 1999, the period from April 1, 1998 (date operations commenced) to December 31, 1998, the period from January 1, 1998 to May 31, 1998 and the year ended December 31, 1997 was $350,000, $103,000, $29,000 and $126,000, respectively.

                        CoreComm Limited and Subsidiaries
             and its Predecessor OCOM Corporation Telecoms Division

             Notes to Consolidated Financial Statements (continued)

14.  SHAREHOLDERS' EQUITY

     STOCK SPLITS

     In August 1999, the Company declared a 3-for-2 stock split by way of a stock dividend, which was paid on September 2, 1999. In January 2000, the Company declared a 3-for-2 stock split by way of a stock dividend, which was paid on February 2, 2000. The consolidated financial statements and the notes thereto give retroactive effect to the stock splits.

     SHAREHOLDER RIGHTS PLAN

     The Rights Agreement provides that .44 of a Right will be issued with each share of common stock issued on or after the date of distribution. The Rights become exercisable upon the occurrence of certain potential takeover events and will expire in December 2010 unless previously redeemed by the Company. When exercisable, each Right entitles the owner to purchase from the Company 1/100 of a share of Series A Junior Participating Preferred Stock ("Series A Preferred Stock") at a purchase price of $100.

     The Series A Preferred Stock will be entitled to a minimum preferential quarterly dividend payment of $.01 per share and will be entitled to an aggregate dividend of 225 times the dividend, if any, declared per share of common stock. In the event of liquidation, the holders of Series A Preferred Stock will be entitled to a minimum preferential liquidation payment of $100 per share and will be entitled to an aggregate payment of 225 times the payment made per share of the common stock. Each share of Series A Preferred Stock will have 225 votes and will vote together with the common stock. In the event of any merger, consolidation or other transaction in which shares of common stock are changed or exchanged, each share of Series A Preferred Stock will be entitled to receive 225 times the amount received per share of common stock. The rights are protected by customary antidilution provisions.

     The 1,000,000 authorized shares of Series Preferred Stock are designated Series A Preferred Stock. No shares of Series A Preferred Stock are issued or outstanding.

     WARRANTS

     The Company had the following warrants outstanding as of December 31, 1999:
     (1) warrants to purchase an aggregate of 29,000 shares of common stock at $13.75 per share issued in 1999 that expire in August 2008, (2) warrants to purchase an aggregate of 225,000 shares of common stock at $22.22 per share issued in 1999 that expire in May 2004 and (3) warrants to purchase an aggregate of 563,000 shares of common stock at $13.33 per share issued in 1999 that expire in May 2002. None of these warrants were exercised in 1999.

                        CoreComm Limited and Subsidiaries
             and its Predecessor OCOM Corporation Telecoms Division

             Notes to Consolidated Financial Statements (continued)

14.  SHAREHOLDERS' EQUITY (CONTINUED)

     DISTRIBUTION WARRANTS AND STOCK OPTIONS

     In connection with the distribution of the Company to CCPR's shareholders, the Company issued warrants to purchase shares of common stock to holders of CCPR stock options who elected to receive warrants as follows: (1) warrants to purchase an aggregate of 4,303,000 shares of common stock at an exercise price of $5.86 per share which expire in 2005, (2) warrants to purchase an aggregate of 8,000 shares of common stock at an exercise price of $5.86 per share which expire in 2003 and (3) warrants to purchase an aggregate of 1,842,000 shares of common stock at an exercise price of $7.03 which expire in 2005. As of December 31, 1999, warrants to purchase an aggregate of 47,000 shares of common stock at an exercise price of $5.86 per share which expire in 2005 remain outstanding.

     There are 13,500,000 shares of common stock authorized for issuance under the 1998 CoreCom Limited Stock Option Plan and 5,625,000 shares of common stock authorized for issuance under the 1999 CoreCom Limited Stock Option Plan (together the "Plans"). The Plans provide that incentive stock options be granted at the fair market value of the Company's common stock on the date of grant, and nonqualified stock options be granted at a price determined by the Compensation and Option Committee. Options are generally exercisable as to 20% of the shares subject thereto on the date of grant and become exercisable as to an additional 20% of the shares subject thereto on each January 1 thereafter, while the optionee remains an employee of the Company. Options generally expire ten years after the date of the grant.

     In connection with the distribution of the Company to CCPR's shareholders, the Company issued approximately 1,877,000 options to purchase shares of the Company's common stock to holders of CCPR stock options who elected to receive options.

     Pro forma information regarding net loss and net loss per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee warrants and stock options under the fair value method of that Statement. The fair value for these warrants and options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 1999 and 1998: risk-free interest rate of 6.81% and 5.02%, respectively, dividend yield of 0%, volatility factor of the expected market price of the Company's common stock of .465 and .810, respectively, and a weighted-average expected life of the warrants and options of 10 years.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's distribution warrants and stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its distribution warrants and stock options.

                        CoreComm Limited and Subsidiaries
             and its Predecessor OCOM Corporation Telecoms Division

             Notes to Consolidated Financial Statements (continued)

14.  SHAREHOLDERS' EQUITY (CONTINUED)

     For purposes of pro forma disclosures, the estimated fair value of the distribution warrants and options is amortized to expense over the options' vesting periods. Following is the Company's pro forma information:

                                                                                            FOR THE PERIOD
                                                                                          FROM APRIL 1, 1998
                                                                                           (DATE OPERATIONS
                                                                         YEAR ENDED         COMMENCED) TO
                                                                      DECEMBER 31, 1999   DECEMBER 31, 1998
                                                                      ---------------------------------------
       Pro forma net (loss)                                             $(128,795,000)      $(48,015,000)
       Pro forma net (loss) per share - basic and diluted                      $(3.77)            $(1.62)

     A summary of the Company's distribution warrants and stock option activity and related information for the year ended December 31, 1999 and for the period from April 1, 1998 (date operations commenced) to December 31, 1998 follows:

                                                          1999                            1998
                                             ----------------------------------------------------------------
                                                NUMBER OF        WEIGHTED-       NUMBER OF       WEIGHTED-
                                              WARRANTS AND        AVERAGE         WARRANTS        AVERAGE
                                                 OPTIONS      EXERCISE PRICE    AND OPTIONS   EXERCISE PRICE
                                             ----------------------------------------------------------------
     Outstanding - beginning of period          9,765,000         $ 5.51                 -         $   -
     Granted                                    7,925,000          19.56         9,767,000          5.51
     Exercised                                  5,606,000           6.27             2,000          5.86
     Forfeited                                  1,330,000           6.27                 -             -
                                              -----------                        ---------
     Outstanding - end of period               10,754,000         $15.37         9,765,000         $5.51
                                              ===========                        =========
     Exercisable at end of period               3,438,000         $10.11         7,747,000         $5.42
                                              ===========                        =========

     Weighted-average fair value of distribution warrants and options, calculated using the Black-Scholes option pricing model, granted during 1999 and 1998 is $14.28 and $4.33, respectively.

     The following table summarizes the status of the distribution warrants and stock options outstanding and exercisable at December 31, 1999:

---------------------------------------------------------------------------------------------------------------------
                         STOCK OPTIONS OUTSTANDING                                    STOCK OPTIONS EXERCISABLE
---------------------------------------------------------------------------------------------------------------------
                                         WEIGHTED-
                                         REMAINING             WEIGHTED-                                 WEIGHTED-
      RANGE OF           NUMBER OF      CONTRACTUAL             AVERAGE            NUMBER OF              AVERAGE
  EXERCISE PRICES         OPTIONS          LIFE             EXERCISE PRICE          OPTIONS           EXERCISE PRICE
---------------------------------------------------------------------------------------------------------------------
   $0.02 to $3.03        1,235,000       7.6 Years              $0.635             1,136,000              $0.505
   $5.28 to $7.33        2,310,000       8.3 Years              $5.858               922,000              $5.853
  $14.78 to $18.45         193,000       9.4 Years             $18.442                39,000             $18.442
  $18.67 to $22.45       6,768,000       9.4 Years             $20.714             1,291,000             $20.627
  $24.92 to $26.25         169,000       9.7 Years             $24.921                34,000             $24.921
       $38.75               79,000       10.0 Years            $38.750                16,000             $38.750
---------------------------------------------------------------------------------------------------------------------
                        10,754,000                                                 3,438,000
---------------------------------------------------------------------------------------------------------------------

                        CoreComm Limited and Subsidiaries
             and its Predecessor OCOM Corporation Telecoms Division

             Notes to Consolidated Financial Statements (continued)

15.  INCOME TAXES

     The provision for income taxes consists of the following:

                                                                              FOR THE PERIOD
                                                                            FROM APRIL 1, 1998
                                                                             (DATE OPERATIONS
                                                            YEAR ENDED         COMMENCED) TO
                                                           DECEMBER 31,         DECEMBER 31,
                                                               1999                1998
                                                          -------------------------------------
          Current:
               Federal                                       $106,000            $      -
               State and local                                625,000             440,000
                                                          -------------------------------------
          Total current                                       731,000             440,000
                                                          -------------------------------------
          Deferred:
               Federal                                              -                   -
               State and local                                      -                   -
                                                          -------------------------------------
            Total deferred                                          -                   -
                                                          -------------------------------------
                                                             $731,000            $440,000
                                                          =====================================

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                                       DECEMBER 31,
                                                                  1999              1998
                                                             -------------------------------
       Deferred tax assets:
             Depreciation                                     $   887,000        $  (58,000)
             Net operating losses                              35,444,000         5,419,000
             Allowance for doubtful accounts                    1,599,000           301,000
             Amortization of goodwill                             653,000            24,000
             Accrued expenses                                  10,359,000                 -
             Other                                                200,000                 -
                                                             -------------------------------
                                                               49,142,000         5,686,000
       Valuation allowance for deferred tax assets            (49,142,000)       (5,686,000)
                                                             -------------------------------
       Net deferred tax assets                                $         -        $        -
                                                             ===============================

     At December 31, 1999, the Company had net operating loss carryforwards of approximately $88,000,000 for federal income tax purposes that begin to expire in 2018. The Company became eligible to file a consolidated federal income tax return in July 1999. Losses incurred prior to July 1999 may only be utilized by the subsidiary that generated the loss. The deferred tax assets have been fully offset by a valuation allowance due to the uncertainty of realizing such tax benefit.

                        CoreComm Limited and Subsidiaries
             and its Predecessor OCOM Corporation Telecoms Division

             Notes to Consolidated Financial Statements (continued)

15.  INCOME TAXES (CONTINUED)

     The reconciliation of income taxes computed at U.S. federal statutory rates to income tax expense is as follows:

                                                                                  FOR THE PERIOD
                                                                                   FROM APRIL 1,
                                                                                    1998 (DATE
                                                                                    OPERATIONS
                                                                YEAR ENDED         COMMENCED) TO
                                                               DECEMBER 31,        DECEMBER 31,
                                                                   1999                1998
                                                              -----------------------------------
          Benefit at federal statutory rate (35%)              $(35,978,000)        $(5,535,000)
          State and local income taxes                              625,000             440,000
          Expenses not deductible for tax purposes                2,160,000           1,623,000
          Foreign income not subject to U.S. tax                   (399,000)           (846,000)
          U.S. losses with no benefit                            34,323,000           4,758,000
                                                              -----------------------------------
                                                               $    731,000         $   440,000
                                                              ===================================

16.  COMMITMENTS AND CONTINGENT LIABILITIES

     As of December 31, 1999, the Company had purchase commitments of approximately $41,000,000 outstanding.

     The Company is involved in various disputes, arising in the ordinary course of its business, which may result in pending or threatened litigation. None of these matters are expected to have a material adverse effect on the Company's financial position, results of operations or cash flows.

17.  SUBSEQUENT EVENTS (UNAUDITED)

     On March 10, 2000, the Company announced that it had entered into a definitive agreement to acquire ATX Telecommunications Services, Inc. ("ATX"), which is a facilities based CLEC and integrated communications provider serving the Mid-Atlantic states. The Company will pay total consideration consisting of (a) approximately 12.4 million shares of the Company's common stock, (b) $250 million of 3% convertible preferred stock and (c) $150 million in cash, of which up to $70 million, at the Company's option, may be paid in senior notes with a two-year maturity. The convertible preferred stock will be convertible into common stock at $44.36 per share. Under the agreement's cap provisions, the shares of common stock to be issued will be reduced if the Company's stock price at closing exceeds $46.38 per share, and the number of common shares underlying the convertible preferred stock will be reduced if the Company's stock price at closing exceeds $44.36 per share. The transaction is subject to regulatory and shareholder approval and other customary closing conditions.

                        CoreComm Limited and Subsidiaries
             and its Predecessor OCOM Corporation Telecoms Division

             Notes to Consolidated Financial Statements (continued)

17.  SUBSEQUENT EVENTS (UNAUDITED) (CONTINUED)

     On March 13, 2000, the Company and Voyager.net, Inc. ("Voyager.net") announced a definitive agreement to merge in a stock and cash transaction. Voyager.net is the largest full-service Internet communications company in the Midwest, and is rapidly expanding into DSL delivery of its services. Under the agreement, Voyager.net shareholders will receive 0.292 shares of the Company's common stock and $3 in cash for each share of Voyager.net common stock (an aggregate of approximately 9.2 million shares and approximately $95 million in cash). Under the agreement's collar provisions, the shares of common stock issued will be reduced if the Company's stock price at closing exceeds $57 per share, and increased if the Company's common stock price at closing is below $41 per share. If the Company's stock price at closing is below $33 per share, there would be no further adjustment to the number of shares of the Company's common stock issued and Voyager.net would have the right to terminate the transaction, subject to the Company's right to adjust further the shares issued. The transaction is subject to shareholder approval and other customary closing conditions. Holders of over a majority of the voting shares of Voyager.net have entered into an agreement with the Company to vote in favor of the transaction.

     In March 2000, the Compensation and Option Committee of the Board of Directors approved the issuance of options in the Company to various employees to acquire 2.7 million shares of the Company's common stock at an exercise price of 30% of the fair market value of the Company's common stock on the date of the grant. In accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," the Company will record a non-cash compensation expense of approximately $44.8 million in March 2000 and a non-cash deferred expense of approximately $48.5 million. The
     Company will charge the deferred expense to non-cash compensation expense on a straight-line basis over the vesting period of the stock options as follows: $15 million in 2000, $20 million in 2001, $11.6 million in 2002, $1.8 million in 2003 and $0.1 million in 2004.

                        CoreComm Limited and Subsidiaries

                 Schedule II - Valuation and Qualifying Accounts

             COL. A                             COL. B                   COL. C                   COL. D           COL. E
-----------------------------------------------------------------------------------------------------------------------------
                                                                        ADDITIONS
                                                               ---------------------------
                                                                  (1)              (2)
                                                               ---------------------------
                                                                                CHARGED TO
                                              BALANCE AT       CHARGED TO         OTHER
                                              BEGINNING        COSTS AND         ACCOUNTS-     DEDUCTIONS -      BALANCE AT
           DESCRIPTION                        OF PERIOD         EXPENSES         DESCRIBE        DESCRIBE       END OF PERIOD
-----------------------------------------------------------------------------------------------------------------------------
For the year ended December 31, 1999:
  Allowance for doubtful accounts              $742,000        $3,241,000          $  -         $(34,000) (a)    $3,949,000
For the period from April 1, 1998
   (date operations commenced) to
   December 31, 1998:
   Allowance for doubtful accounts             $   -             $501,000             -         $241,000  (b)      $742,000

(a) Uncollectible accounts written off, net of recoveries, of $24,688,000 offset by $24,654,000 allowance for doubtful accounts as of acquisition date from business combinations.

(b) Uncollectible accounts written off, net of recoveries, of $117,000 offset by $358,000 allowance for doubtful accounts as of acquisition date from business combinations.

                       OCOM Corporation Telecoms Division

                 Schedule II - Valuation and Qualifying Accounts

             COL. A                             COL. B                   COL. C                   COL. D           COL. E
-----------------------------------------------------------------------------------------------------------------------------
                                                                        ADDITIONS
                                                               ---------------------------
                                                                  (1)              (2)
                                                               ---------------------------
                                                                                CHARGED TO
                                              BALANCE AT       CHARGED TO         OTHER
                                              BEGINNING        COSTS AND         ACCOUNTS-     DEDUCTIONS -      BALANCE AT
           DESCRIPTION                        OF PERIOD         EXPENSES         DESCRIBE        DESCRIBE       END OF PERIOD
-----------------------------------------------------------------------------------------------------------------------------
For the period from January 1, 1998
  to May 31, 1998:
  Allowance for doubtful accounts              $46,000          $92,000           $  -           $60,000  (a)      $78,000
For the year ended December 31, 1997:
  Allowance for doubtful accounts              $  -             $46,000           $  -           $  -              $46,000

(a)  Uncollectible accounts written-off, net of recoveries.