Form 10-Q
period 2000-03-31
CORECOMM LTD
filed 2000-05-15
CIK 1064724

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2000
                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


Commission File No.                                  0-24521


                                CORECOMM LIMITED
             (Exact name of registrant as specified in its charter)

            Bermuda                                              13-4068932
(State or other jurisdiction                                  (I.R.S. Employer
of incorporation or organization)                            Identification No.)

        Cedar House                                 Secretary CoreComm Limited
      41 Cedar Avenue                                  110 East 59th Street
 Hamilton, HM 12, Bermuda                              New York, NY  10022
      (441) 295-2244                                     (212) 906-8485

(Address, including zip code,             (Name, address, including zip code,
   and telephone number,               and telephone number, including area code
  including area code of                        of agent for service)
  Registrant's principal
   executive offices)

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
The number of shares outstanding of the issuer's common stock as of March 31, 2000 was 39,821,623.

                        CoreComm Limited and Subsidiaries

                                      Index

PART I.  FINANCIAL INFORMATION                                                                        Page
-------  ---------------------                                                                        ----
Item 1.      Financial Statements

             Condensed Consolidated Balance Sheets -
             March 31, 2000 and December 31, 1999 .................................................    2

             Condensed Consolidated Statements of Operations -
             Three months ended March 31, 2000 and 1999  ..........................................    3

             Condensed Consolidated Statement of Shareholders' Equity -
             Three months ended March 31, 2000  ...................................................    4

             Condensed Consolidated Statements of Cash Flows -
             Three months ended March 31, 2000 and 1999  ..........................................    5

             Notes to Condensed Consolidated Financial Statements .................................    6

Item 2.      Management's Discussion and Analysis of Results of
             Operations and Financial Condition ...................................................   11

Item 3.      Quantitative and Qualitative Disclosure About Market Risk ............................   15

PART II.     OTHER INFORMATION
--------     -----------------

Item 6.      Exhibits and Reports on Form 8-K .....................................................   16

SIGNATURES ........................................................................................   17
----------

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        CoreComm Limited and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                                                         MARCH 31,          DECEMBER 31,
                                                                                            2000                1999
                                                                                            ----                ----
                                                                                        (Unaudited)          (See Note)
ASSETS
Current assets:
   Cash and cash equivalents                                                         $  71,636,000         $  86,685,000
   Marketable securities                                                                55,670,000            92,041,000
   Accounts receivable-trade, less allowance for doubtful
     accounts of $4,520,000 (2000) and $3,949,000 (1999)                                 7,543,000             7,875,000
   Due from NTL Incorporated                                                               504,000               195,000
   Other                                                                                 8,414,000             5,791,000
                                                                                     -------------         -------------
Total current assets                                                                   143,767,000           192,587,000

Fixed assets, net                                                                       94,668,000            90,619,000
Goodwill, net of accumulated amortization of $9,651,000 (2000)
  and $7,262,000 (1999)                                                                 55,499,000            57,888,000
LMDS license costs                                                                      25,366,000            25,366,000
Other, net of accumulated amortization of $3,275,000 (2000)
 and $2,202,000 (1999)                                                                  24,550,000            25,643,000
                                                                                     -------------         -------------
                                                                                     $ 343,850,000         $ 392,103,000
                                                                                     =============         =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                   $   1,422,000         $  13,851,000
  Accrued expenses                                                                      35,546,000            32,215,000
  Equipment payable                                                                             --             4,702,000
  Current portion of notes payable and capital lease obligations                        18,848,000            19,127,000
  Deferred revenue                                                                       1,703,000             1,400,000
                                                                                     -------------         -------------
Total current liabilities                                                               57,519,000            71,295,000

Notes payable                                                                          178,418,000           179,318,000
Capital lease obligations                                                               11,468,000            14,564,000
Other                                                                                      238,000                    --

Commitments and contingent liabilities

Shareholders' equity:
  Series preferred stock - $.01 par value, authorized 1,000,000
    shares; issued and outstanding none                                                         --                    --
  Common stock - $.01 par value; authorized 75,000,000 shares;
    issued and outstanding 39,822,000 (2000) and 38,556,000
    (1999) shares                                                                          398,000               386,000
Additional paid-in capital                                                             255,459,000           246,319,000
(Deficit)                                                                             (159,650,000)         (119,779,000)
                                                                                     -------------         -------------
                                                                                        96,207,000           126,926,000
                                                                                     -------------         -------------
                                                                                     $ 343,850,000         $ 392,103,000
                                                                                     =============         =============

Note: The balance sheet at December 31, 1999 has been derived from the audited balance sheet at that date.

See accompanying notes.

                        CoreComm Limited and Subsidiaries

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                               THREE MONTHS ENDED MARCH 31,
                                               2000                  1999
                                               ----                  ----
REVENUES                                   $ 18,959,000         $  3,596,000

COSTS AND EXPENSES
Operating                                    23,846,000            2,848,000
Selling, general and administrative          20,933,000            5,784,000
Corporate                                     2,396,000            2,292,000
Nonrecurring charges                          1,426,000                   --
Depreciation                                  5,214,000              428,000
Amortization                                  3,170,000              151,000
                                           ------------         ------------
                                             56,985,000           11,503,000
                                           ------------         ------------
Operating (loss)                            (38,026,000)          (7,907,000)

OTHER INCOME (EXPENSE)
Interest income and other, net                2,169,000            1,564,000
Interest expense                             (3,809,000)             (14,000)
                                           ------------         ------------
(Loss) before income tax provision          (39,666,000)          (6,357,000)
Income tax provision                           (205,000)            (165,000)
                                           ------------         ------------
Net (loss)                                 $(39,871,000)        $ (6,522,000)
                                           ============         ============

Basic and diluted net (loss) per
 share                                     $      (1.02)        $       (.22)
                                           ============         ============

Weighted average shares                      38,955,000           29,727,000
                                           ============         ============

See accompanying notes.

                        CoreComm Limited and Subsidiaries

            Condensed Consolidated Statement of Shareholders' Equity
                                   (Unaudited)

                                                         COMMON STOCK                    ADDITIONAL
                                                         ------------                     PAID-IN
                                                   SHARES                PAR               CAPITAL            (DEFICIT)
                                                   ------                ---               -------            ---------

Balance, December 31, 1999                      38,556,000         $     386,000        $ 246,319,000        $(119,779,000)
Exercise of stock options                        1,231,000                12,000            8,864,000
Exercise of warrants                                35,000                    --              276,000
Net (loss) for the three months ended
  March 31, 2000                                                                                               (39,871,000)
                                             -------------         -------------        -------------        -------------
Balance, March 31, 2000                         39,822,000         $     398,000        $ 255,459,000        $(159,650,000)
                                             =============         =============        =============        =============

The Condensed Consolidated Statement of Shareholders' Equity reflects on a retroactive basis the 3-for-2 stock split by way of a stock dividend paid on February 2, 2000.

See accompanying notes.

                        CoreComm Limited and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                        THREE MONTHS ENDED MARCH 31,
                                                        2000                 1999
                                                        ----                 ----
Net cash (used in) operating activities            $(38,836,000)        $ (9,039,000)

INVESTING ACTIVITIES
Purchase of fixed assets                            (18,245,000)          (2,154,000)
Increase in other assets                               (150,000)          (1,806,000)
Purchase of marketable securities                   (20,015,000)         (45,492,000)
Proceeds from sale of marketable
  securities                                         57,426,000           69,643,000
                                                   ------------         ------------
Net cash provided by investing activities            19,016,000           20,191,000

FINANCING ACTIVITIES
Proceeds from borrowing, net of
   financing costs                                    1,209,000                   --
Proceeds from exercise of stock options
   and warrants                                       9,152,000              538,000
Principal payments                                   (1,307,000)                  --
Principal payments of capital lease
  obligations                                        (4,283,000)             (13,000)
                                                   ------------         ------------
Net cash provided by financing activities             4,771,000              525,000
                                                   ------------         ------------
Increase (decrease) in cash and
  cash equivalents                                  (15,049,000)          11,677,000
Cash and cash equivalents at beginning of
   period                                            86,685,000           26,161,000
                                                   ------------         ------------
Cash and cash equivalents at end of
  period                                           $ 71,636,000         $ 37,838,000
                                                   ============         ============

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION
Cash paid for interest                             $  6,514,000         $      8,000
Income taxes paid                                       299,000                   --

SUPPLEMENTAL SCHEDULE OF
  NONCASH  INVESTING ACTIVITIES
Liabilities incurred to acquire fixed
  assets                                           $ 15,906,000         $    148,000

See accompanying notes.

                        CoreComm Limited and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted by the Company effective January 1, 2001. Management does not anticipate that the adoption of this standard will have a significant effect on results of operations, financial condition or cash flows of the Company.

In January 2000, the Company declared a 3-for-2 stock split by way of a stock dividend, which was paid on February 2, 2000. The condensed consolidated financial statements and the notes thereto give retroactive effect to the stock split.

The shares issuable upon the exercise of stock options, warrants and convertible securities are excluded from the calculation of net (loss) per share as their effect would be antidilutive.

NOTE 2.  ACQUISITIONS

In May 1999, the Company acquired 100% of the stock of MegsINet Inc. and the competitive local exchange carrier ("CLEC") assets of USN Communications, Inc. These acquisitions were accounted for as purchases, and, accordingly, the net assets and results of operations of the acquired businesses were included in the consolidated financial statements from the dates of acquisition.

The pro forma unaudited consolidated results of operations for the three months ended March 31, 1999 assuming consummation of the acquisitions as of January 1, 1999 are as follows:

  Total revenue                                   $29,695,000
  Net (loss)                                      (29,112,000)
  Basic and diluted net (loss) per share                 (.88)

                        CoreComm Limited and Subsidiaries

                                   (Unaudited)


NOTE 2.  ACQUISITIONS (CONTINUED)

A significant component of the pro forma results is associated with the acquisition of certain assets of USN. Although USN quickly developed a large customer list and revenue base in 1997 and 1998, it had difficulties under its previous management providing services, including billing, customer care and other operational areas, and filed for bankruptcy in February 1999. Since the acquisition, we have been focusing on improving these operations, and have been successful in many areas. However, we did not continue to actively sell additional lines in these markets because we were not fully satisfied with the quality of the operations. Consequently, and consistent with our due diligence, transaction structure and purchase price, revenues associated with the USN assets have declined significantly since our acquisition, and additional declines may continue as customers leave or "churn" off the service.

NOTE 3.  PENDING ACQUISITIONS

On March 10, 2000, the Company announced that it had entered into a definitive agreement to acquire ATX Telecommunications Services, Inc. ("ATX"), which is a facilities based CLEC and integrated communications provider serving the Mid-Atlantic states. The Company will pay a total consideration consisting of:
(a) approximately 12.4 million shares of the Company's common stock, (b) $250 million of 3% convertible preferred stock and (c) $150 million in cash, of which up to $70 million, at the Company's option, may be paid in senior notes with a two-year maturity. The convertible preferred stock will be convertible into common stock at $44.36 per share. Under the agreement's cap provisions, the shares of common stock to be issued will be reduced if the Company's stock price at closing exceeds $46.38 per share, and the number of common shares underlying the convertible preferred stock will be reduced if the Company's stock price at closing exceeds $44.36 per share. The transaction is subject to regulatory and shareholder approval and other customary closing conditions.

On March 13, 2000, the Company and Voyager.net, Inc. ("Voyager.net") announced a definitive agreement to merge in a stock and cash transaction. Voyager.net is the largest full-service Internet communications company in the Midwest, and is rapidly expanding into Digital Subscriber Line ("DSL") delivery of its services. Under the agreement, Voyager.net shareholders will receive 0.292 shares of the Company's common stock and $3 in cash for each share of Voyager.net common stock (an aggregate of approximately 9.2 million shares and approximately $95 million in cash). Under the agreement's collar provisions, the shares of common stock issued will be reduced if the Company's stock price at closing exceeds $57 per share, and increased if the Company's common stock price at closing is below $41 per share. If the Company's stock price at closing is below $33 per share, there would be no further adjustment to the number of shares of the Company's common stock issued and Voyager.net would have the right to terminate the transaction, subject to the Company's right to adjust further the shares issued. The transaction is subject to shareholder approval and other customary closing conditions. Holders of over a majority of the voting shares of Voyager.net have entered into an agreement with the Company to vote in favor of the transaction.

                        CoreComm Limited and Subsidiaries

                                   (Unaudited)


NOTE 4.  FIXED ASSETS

Fixed assets consist of:

                                           MARCH 31,           DECEMBER 31,
                                             2000                 1999
                                             ----                 ----
                                         (unaudited)

Operating equipment                   $  56,382,000         $  50,290,000
Computer hardware and software           23,853,000            17,455,000
Other equipment                          17,333,000             9,300,000
Construction-in-progress                 13,419,000            24,681,000
                                      -------------         -------------
                                        110,987,000           101,726,000
Accumulated depreciation                (16,319,000)          (11,107,000)
                                      -------------         -------------
                                      $  94,668,000         $  90,619,000
                                      =============         =============

NOTE 5.  ACCRUED EXPENSES

Accrued expenses consist of:

                                        MARCH 31,        DECEMBER 31,
                                          2000              1999
                                          ----              ----
                                      (unaudited)
Payroll and related                  $ 3,050,000        $ 2,903,000
Taxes, including income taxes          5,969,000          6,089,000
Accrued equipment purchases           13,455,000         13,455,000
Toll and interconnect                  6,853,000            637,000
Other                                  6,219,000          9,131,000
                                     -----------        -----------
                                     $35,546,000        $32,215,000
                                     ===========        ===========

NOTE 6.  NOTES PAYABLE

Notes payable consist of:

                                                          MARCH 31,           DECEMBER 31,
                                                             2000                1999
                                                             ----                ----
                                                         (unaudited)
6% Convertible Subordinated Notes                        $175,000,000        $175,000,000
Working capital promissory note, interest at 8.5%           2,694,000           3,077,000
Note payable for equipment, interest at 12.75%              6,661,000           6,238,000
Other                                                         252,000             283,000
                                                         ------------        ------------
                                                          184,607,000         184,598,000
Less current portion                                        6,189,000           5,280,000
                                                         ------------        ------------
                                                         $178,418,000        $179,318,000
                                                         ============        ============

                        CoreComm Limited and Subsidiaries

                                   (Unaudited)

NOTE 7.  RELATED PARTY TRANSACTIONS

Some of the officers and directors of the Company are also officers or directors of NTL Incorporated ("NTL"). NTL provides the Company with management, financial, legal and technical services, access to office space and equipment and use of supplies. Amounts charged to the Company by NTL consist of salaries and direct costs allocated to the Company where identifiable, and a percentage of the portion of NTL's corporate overhead which cannot be specifically allocated to NTL (which is agreed upon by the Board of Directors of NTL and the Company). It is not practicable to determine the amounts of these expenses that would have been incurred had the Company operated as an unaffiliated entity. In the opinion of management, this allocation method is reasonable. For the three months ended March 31, 2000 and 1999, NTL charged the Company $397,000 and $362,000, respectively, which is included in corporate expenses.

The Company provides NTL with access to office space and equipment and the use of supplies. In the fourth quarter of 1999, the Company began charging NTL a percentage of the Company's office rent and supplies expense. It is not practicable to determine the amounts of these expenses that would have been incurred had the Company operated as an unaffiliated entity. In the opinion of management, this allocation method is reasonable. For the three months ended March 31, 2000, the Company charged NTL $61,000, which reduced corporate expenses.

A subsidiary of the Company provides billing and software development services to subsidiaries of NTL. The Company charges an amount in excess of its costs to provide these services. General and administrative expenses were reduced by $199,000 and $193,000 for the three months ended March 31, 2000 and 1999, respectively, as a result of these charges.

NOTE 8.  NONRECURRING CHARGES

Nonrecurring charges of $1,426,000 in 2000 are for restructuring costs relating to the Company's announcement in March 2000 of a reorganization of certain of its operations. The charge consisted of employee severance and related costs of $580,000 for approximately 70 employees to be terminated, primarily from the sales and customer operations departments of USN, and lease exit costs of $846,000. As of March 31, 2000, none of the provision had been used. The provision for severance and related costs will be used in 2000 and the provision for leases will be used through 2003.

NOTE 9.  COMMITMENTS AND CONTINGENT LIABILITIES

As of March 31, 2000, the Company had purchase commitments of approximately $54,000,000 outstanding.

The Company is involved in various disputes, arising in the ordinary course of its business, which may result in pending or threatened litigation. None of these matters are expected to have a material adverse effect on the Company's financial position, results of operations or cash flows.

                        CoreComm Limited and Subsidiaries

                                   (Unaudited)

NOTE 10. SUBSEQUENT EVENT

In April 2000, the Compensation and Option Committee of the Board of Directors approved the issuance of options to purchase approximately 2.7 million shares of the Company's common stock to various employees at an exercise price which was less than the fair market value of the Company's common stock on the date of the grant. In accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," in the second quarter of 2000, the Company will record a non-cash compensation expense of approximately $29.0 million and a non-cash deferred expense of approximately $31.3 million. The Company will charge the deferred expense to non-cash compensation expense over the vesting period of the stock options as follows: $9.7 million in 2000, $12.9 million in 2001, $7.5 million in 2002 and $1.2 million in 2003.

                        CoreComm Limited and Subsidiaries

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

                              RESULTS OF OPERATIONS

Three Months Ended March 31, 2000 and 1999

As a result of the completion of the acquisitions of 100% of the stock of MegsINet Inc. and the CLEC assets of USN Communications, Inc. in May 1999, we consolidated the results of operations of these businesses from the dates of acquisition.

A significant component of the 2000 results is associated with the acquisition of certain assets of USN. Although USN quickly developed a large customer list and revenue base in 1997 and 1998, it had difficulties under its previous management providing services, including billing, customer care and other operational areas, and filed for bankruptcy in February 1999. Since the acquisition, we have been focusing on improving these operations, and have been successful in many areas. However, we did not continue to actively sell additional lines in these markets because we were not fully satisfied with the quality of the operations. Consequently, and consistent with our due diligence, transaction structure and purchase price, revenues associated with the USN assets have declined significantly since our acquisition, and additional declines may continue as customers leave or "churn" off the service.

The increase in revenues to $18,959,000 from $3,596,000 is primarily due to acquisitions in 1999, which accounted for $13,967,000 of the increase. The remainder of the increase is primarily due to an increase in CLEC revenues from an increase in customers, offset by the decline in prepaid cellular debit card and cellular long distance revenues as a result of our termination of these services in the third quarter of 1999. We had revenues of $1,087,000 in the three months ended March 31, 1999 from the provision of these services.

Operating costs increased to $23,846,000 from $2,848,000 primarily due to acquisitions in 1999, which accounted for $15,298,000 of the increase. Operating costs as a percentage of revenues increased to 126% from 79%. The remainder of the absolute increase, as well as the increase in percentage terms is the result of an increase in the fixed component of operating expenses due to our migration to a facilities-based infrastructure. Operating costs as a percentage of revenues is expected to remain higher than 1999 levels until customer and revenue growth exceeds the increase in facilities-based infrastructure costs. In the three months ended March 31, 1999, operating costs included $890,000 related to the prepaid cellular debit card and cellular long distance services.

Selling, general and administrative expenses increased to $20,933,000 from $5,784,000 primarily due to acquisitions in 1999, which accounted for $8,428,000 of the increase. The remainder of the increase is a result of increased selling and marketing costs and increased customer service costs. These costs are expected to increase in the foreseeable future as we grow our operations and customer base.

Corporate expenses include the costs of our officers and headquarters staff, the costs of operating the headquarters and costs incurred for strategic planning and evaluation of business opportunities. Corporate expenses were $2,396,000 in 2000 and $2,292,000 in 1999.

                        CoreComm Limited and Subsidiaries

Nonrecurring charges of $1,426,000 in 2000 are for restructuring costs relating to the Company's announcement in March 2000 of a reorganization of certain of its operations. The charge consisted of employee severance and related costs of $580,000 for approximately 70 employees to be terminated, primarily from the sales and customer operations departments of USN, and lease exit costs of $846,000. As of March 31, 2000, none of the provision had been used. The provision for severance and related costs will be used in 2000 and the provision for leases will be used through 2003.

Depreciation expense increased to $5,214,000 from $428,000 as a result of an increase in fixed assets and acquisitions in 1999, which accounted for $3,168,000 of the increase.

Amortization expense increased to $3,170,000 from $151,000 due to the amortization of goodwill and other intangibles from the acquisitions in 1999.

Interest income and other, net, increased to $2,169,000 from $1,564,000 primarily due to interest income on the Company's cash, cash equivalents and marketable securities.

Interest expense increased to $3,809,000 from $14,000 primarily due to interest on the 6% Convertible Subordinated Notes issued in October 1999 and interest on notes payable and capital leases of acquired businesses.

Non-cash compensation expense. In April 2000, the Compensation and Option Committee of the Board of Directors approved the issuance of options to purchase approximately 2.7 million shares of the Company's common stock to various employees at an exercise price which was less than the fair market value of the Company's common stock on the date of the grant. In accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," in the second quarter of 2000, the Company will record a non-cash compensation expense of approximately $29.0 million and a non-cash deferred expense of approximately $31.3 million. The Company will charge the deferred expense to non-cash compensation expense over the vesting period of the stock options as follows: $9.7 million in 2000, $12.9 million in 2001, $7.5 million in 2002 and $1.2 million in 2003.

                         LIQUIDITY AND CAPITAL RESOURCES

We will require significant resources to fund the construction of our facilities-based network, develop and expand our existing businesses and fund near term operating losses and debt service. We estimate that these requirements will aggregate approximately $222 million from April 1, 2000 to December 31, 2000, which excludes the effect of the proposed acquisitions of ATX and Voyager.net. We intend to use cash and securities on hand of $127.3 million at March 31, 2000 to meet a portion of our operating and capital requirements. We require additional financing to fund our planned operations and capital expenditures in 2000. In addition, we require additional financing to complete our proposed acquisitions. We are currently negotiating with equipment manufacturers to provide us with vendor financing, and we currently anticipate obtaining additional financing in the future. However, there can be no assurance that the proposed financings will occur.

Acquisitions. In May 1999, we acquired MegsINet and the CLEC assets of USN Communications. The USN acquisition includes a contingent payment in July 2000 which is payable only if the USN assets meet or exceed operating performance thresholds. The total additional cash consideration that we may have to pay for the USN assets is capped at $58.6 million. We do not expect the actual contingent payment to be significant.

                        CoreComm Limited and Subsidiaries

In the future, we plan to make further appropriate acquisitions which may require significant acquisition related and capital expenditures. On March 10, 2000, we announced that the Company had entered into a definitive agreement to acquire ATX Telecommunications Services, Inc. and on March 13, 2000, the Company and Voyager.net, Inc. announced a definitive agreement to merge in a stock and cash transaction. We will require between $80 million and $150 million in cash for the ATX acquisition and approximately $95 million in cash for the Voyager.net merger. In addition, we will issue new shares of convertible preferred stock and common stock to the shareholders of ATX, and new shares of common stock to the shareholders of Voyager.net. We are evaluating our financing options and will have to issue additional debt and/or equity to fund the cash portion of these acquisitions. There can be no assurance that we will be able to obtain the required financing.

Historical Uses of Cash. For the three months ended March 31, 2000, cash used in operating activities increased to $38,836,000 from $9,039,000 in the three months ended March 31, 1999 primarily due to the increase in the net loss to $39,871,000 from $6,522,000. The net loss increased as a result of acquisitions and an increase in selling and marketing costs and customer service expenses as we have grown the business.

For the three months ended March 31, 2000, cash used to purchase fixed assets increased to $18,245,000 from $2,154,000 in the three months ended March 31, 1999. The increase was due to acquisitions and as a result of an increase in fixed asset purchases.

Proceeds from borrowings, net of financing costs, of $1,209,000 is from additions to the note payable for equipment.

Network Construction. We intend to significantly expand our telecommunications infrastructure in the United States over the next several years. We have installed switches and other facilities, and we are in the process of installing additional switches, Internet points-of-presence, and other telecommunications facilities in many states. The anticipated amount of such expenditures in 2000 will be related to the number of new markets entered, the speed and location of equipment deployment, the timing and integration of acquisitions, as well as the mix of resold vs. facilities-based services.

We have deployed our Smart LEC (Local Exchange Carrier) facilities in Columbus, Ohio, Cleveland, Ohio and Chicago, Illinois and are currently developing three additional markets: Detroit, Michigan, New York, New York, and Boston, Massachusetts. These six markets comprise approximately 18 million total access lines. In connection with these markets, we are in the process of establishing collocation facilities in approximately 135 Incumbent Local Exchange Carrier ("ILEC") central offices. We have also identified approximately 30 additional markets where we intend to deploy our Smart LEC network in 2000-2002.

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

LMDS. Local Multipoint Distribution Service ("LMDS") is a fixed broadband wireless service that may be used to provide high-speed data transfer, telephone service, telecommunications network transmission, Internet access, video broadcasting, video conferencing and other services. The spectrum is useable for communications services from a fixed antenna, but is not suitable for mobile or portable communications. LMDS can be used to provide a wireless high-capacity broadband service for the "last mile" to a home or office.

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

Sources of Liquidity. In October 1999, we issued $175 million principal amount of 6% Convertible Subordinated Notes due 2006, and received net proceeds of $168.5 million. Interest on the Convertible Subordinated Notes is payable semiannually on April 1 and October 1 of each year, which commenced on April 1, 2000. We expect to experience substantial negative cash flow for the next several years due to the continued development of our Smart LEC network and our other businesses. Our cash flow requirements will depend upon:

    -  our network development schedules;

    -  acquisition opportunities;

    -  operating results; and

    -  technological developments.

                        CoreComm Limited and Subsidiaries

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

There have been no material changes in the reported market risks since the end of the most recent fiscal year.

                        CoreComm Limited and Subsidiaries

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

        (a)     Exhibits.

                27. Financial Data Schedule

        (b)     Reports on Form 8-K.

                During the quarter ended March 31, 2000, the Company filed the following current reports on Form 8-K:

                  (i) Report dated January 18, 2000, reporting under Item 5, Other Events, that the Company's Board of Directors declared a 3-for-2 stock split by way of a stock dividend.

                  (ii) Report dated February 29, 2000, reporting under Item 5, Other Events, that the Company unveiled its $10 million state-of-the-art Technology Management Center in Cleveland.

                  (iii) Report dated March 10, 2000, reporting under Item 5, Other Events, the announcement that the Company entered into a definitive agreement to acquire ATX.

                  (iv) Report dated March 13, 2000, reporting under Item 5, Other Events, the announcement that the Company and Voyager.net entered into a definitive agreement to merge in a stock and cash transaction.

                No financial statements were filed with these reports.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  CORECOMM LIMITED

Date:    May 11, 2000             By: /s/ Barclay Knapp
                                  -------------------------
                                  Barclay Knapp
                                  President, Chief Executive Officer and
                                  Chief Financial Officer

Date:    May 11, 2000             By: /s/ Gregg N. Gorelick
                                  --------------------------
                                  Gregg N. Gorelick
                                  Vice President-Controller and Treasurer
                                  (Principal Accounting Officer)