Form 10-Q
period 2000-06-30
CORECOMM LTD
filed 2000-08-14
CIK 1064724

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 2000
                                      OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


Commission File No.                                  0-24521
                   ---------------------------------------------------------


                               CORECOMM LIMITED
----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            Bermuda                                       13-4068932
----------------------------------          -----------------------------------
   (State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation  or organization)

              Cedar House                          Secretary CoreComm Limited
            41 Cedar Avenue                          110 East 59th Street
        Hamilton, HM 12, Bermuda                      New York, NY  10022
            (441) 295-2244                              (212) 906-8485
-----------------------------------------    -----------------------------------
    (Address, including zip code, and        (Name, address, including zip code,
telephone number, including area code of      and telephone number, including
Registrant's principal executive offices)     area code of agent for service)


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

The number of shares outstanding of the issuer's common stock as of June 30, 2000 was 40,149,984.

                        CoreComm Limited and Subsidiaries

                                      Index

PART I.  FINANCIAL INFORMATION                                                                       Page
------------------------------                                                                       ----
Item 1.      Financial Statements

             Condensed Consolidated Balance Sheets -
             June 30, 2000 and December 31, 1999 ..................................................    2

             Condensed Consolidated Statements of Operations -
             Three and six months ended June 30, 2000 and 1999  ...................................    3

             Condensed Consolidated Statement of Shareholders' Equity -
             Six months ended June 30, 2000  ......................................................    4

             Condensed Consolidated Statements of Cash Flows -
             Six months ended June 30, 2000 and 1999  .............................................    5

             Notes to Condensed Consolidated Financial Statements .................................    6

Item 2.      Management's Discussion and Analysis of Results of
             Operations and Financial Condition ...................................................   11

Item 3.      Quantitative and Qualitative Disclosure about Market Risk .............................  17


PART II.     OTHER INFORMATION
------------------------------

Item 4.      Submission of Matters to a Vote of Security Holders....................................  18

Item 6.      Exhibits and Reports on Form 8-K ......................................................  18

SIGNATURES..........................................................................................  19
----------

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        CoreComm Limited and Subsidiaries
                      Condensed Consolidated Balance Sheets


                                                                                          JUNE 30,               DECEMBER 31,
                                                                                            2000                     1999
                                                                                  -----------------------------------------------
                                                                                        (Unaudited)               (See Note)
ASSETS
Current assets:
   Cash and cash equivalents                                                              $ 26,028,000             $ 86,685,000
   Marketable securities                                                                    58,192,000               92,041,000
   Accounts receivable-trade, less allowance for doubtful
     accounts of $2,280,000 (2000) and $3,949,000 (1999)                                     6,952,000                7,875,000
   Due from NTL Incorporated                                                                 1,421,000                  195,000
   Other                                                                                     9,421,000                5,791,000
                                                                                  -----------------------------------------------
Total current assets                                                                       102,014,000              192,587,000

Fixed assets, net                                                                          109,739,000               90,619,000
Goodwill, net of accumulated amortization of $12,040,000 (2000) and $7,262,000
   (1999)                                                                                   53,110,000               57,888,000
LMDS license costs                                                                          25,366,000               25,366,000
Other, net of accumulated amortization of $4,345,000 (2000) and $2,202,000
   (1999)                                                                                   22,686,000               25,643,000
                                                                                  -----------------------------------------------
                                                                                          $312,915,000             $392,103,000
                                                                                  ===============================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                        $  4,126,000             $ 13,851,000
  Accrued expenses                                                                          54,358,000               32,215,000
  Equipment payable                                                                                  -                4,702,000
  Current portion of notes payable and capital lease obligations                            17,726,000               19,127,000
  Deferred revenue                                                                           3,079,000                1,400,000
                                                                                  -----------------------------------------------
Total current liabilities                                                                   79,289,000               71,295,000

Notes payable                                                                              176,853,000              179,318,000
Capital lease obligations                                                                    8,402,000               14,564,000

Commitments and contingent liabilities

Shareholders' equity:
  Series preferred stock - $.01 par value, authorized 1,000,000
    shares; issued and outstanding none                                                              -                        -
  Common stock - $.01 par value, authorized 75,000,000 shares;
    issued and outstanding 40,150,000 (2000) and 38,556,000 (1999) shares                      402,000                  386,000
Additional paid-in capital                                                                 318,913,000              246,319,000
Deferred non-cash compensation                                                             (28,104,000)                       -
(Deficit)                                                                                 (242,840,000)            (119,779,000)
                                                                                  -----------------------------------------------
                                                                                            48,371,000              126,926,000
                                                                                  -----------------------------------------------
                                                                                          $312,915,000             $392,103,000
                                                                                  ===============================================



Note: The balance sheet at December 31, 1999 has been derived from the audited balance sheet at that date.

See accompanying notes.

                       CoreComm Limited and Subsidiaries

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                  THREE MONTHS ENDED JUNE 30,                  SIX MONTHS ENDED JUNE 30,
                                                   2000               1999                    2000                1999
                                             --------------------------------------    ---------------------------------------
REVENUES                                        $  19,397,000      $  12,436,000           $  38,356,000        $ 16,032,000

COSTS AND EXPENSES
Operating                                          27,854,000         11,302,000              51,700,000          14,150,000
Selling, general and administrative                27,988,000         13,736,000              48,921,000          19,520,000
Corporate                                           2,800,000          1,851,000               5,196,000           4,143,000
Non-cash compensation                              32,186,000                  -              32,186,000                   -
Nonrecurring charges                                 (408,000)                 -               1,018,000                   -
Depreciation                                        6,891,000          1,282,000              12,105,000           1,710,000
Amortization                                        3,165,000          1,021,000               6,335,000           1,172,000
                                             --------------------------------------    ---------------------------------------
                                                  100,476,000         29,192,000             157,461,000          40,695,000
                                             --------------------------------------    ---------------------------------------
Operating (loss)                                  (81,079,000)       (16,756,000)           (119,105,000)        (24,663,000)

OTHER INCOME (EXPENSE)
Interest income and other, net                      1,681,000          1,306,000               3,850,000           2,870,000
Interest expense                                   (3,725,000)          (204,000)             (7,534,000)           (218,000)
                                             --------------------------------------    ---------------------------------------
(Loss) before income tax provision                (83,123,000)       (15,654,000)           (122,789,000)        (22,011,000)
Income tax provision                                  (67,000)          (400,000)               (272,000)           (565,000)
                                             --------------------------------------    ---------------------------------------
Net (loss)                                       $(83,190,000)      $(16,054,000)          $(123,061,000)       $(22,576,000)
                                             ======================================    =======================================

Basic and diluted net (loss) per share                 $(2.08)             $(.51)                 $(3.12)              $(.74)
                                             ======================================    =======================================

Weighted average shares                            40,047,000         31,527,000              39,501,000          30,632,000
                                             ======================================    =======================================




See accompanying notes.

                       CoreComm Limited and Subsidiaries

            Condensed Consolidated Statement of Shareholders' Equity
                                   (Unaudited)



                                               COMMON STOCK            ADDITIONAL         DEFERRED
                                       ----------------------------      PAID-IN          NON-CASH
                                           SHARES         PAR           CAPITAL        COMPENSATION          (DEFICIT)
                                       -------------------------------------------------------------------------------------
Balance, December 31, 1999                 38,556,000     $386,000      $246,319,000     $           -       $(119,779,000)
Exercise of stock options                   1,559,000       16,000        12,028,000
Exercise of warrants                           35,000           -            276,000
Deferred non-cash
  compensation                                                            60,290,000      (31,338,000)
Non-cash compensation
 expense                                                                                    3,234,000
Net (loss) for the six months
 ended June 30, 2000                                                                                          (123,061,000)
                                       -------------------------------------------------------------------------------------
Balance, June 30, 2000                     40,150,000     $402,000      $318,913,000     $(28,104,000)       $(242,840,000)
                                       =====================================================================================


The Condensed Consolidated Statement of Shareholders' Equity reflects on a retroactive basis the 3-for-2 stock split by way of a stock dividend paid on February 2, 2000.

See accompanying notes.

                       CoreComm Limited and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                      SIX MONTHS ENDED JUNE 30,
                                                                                    2000                    1999
                                                                         ---------------------------------------------
Net cash (used in) operating activities                                          $(60,282,000)          $(18,468,000)

INVESTING ACTIVITIES
Purchase of fixed assets                                                          (35,681,000)            (7,255,000)
Acquisitions, net of cash acquired                                                          -            (47,082,000)
Increase in other assets                                                           (2,484,000)                     -
Purchase of marketable securities                                                 (32,018,000)           (56,856,000)
Proceeds from sales of marketable securities                                       67,626,000            123,713,000
                                                                         ---------------------------------------------
Net cash provided by (used in) investing activities                                (2,557,000)            12,520,000

FINANCING ACTIVITIES
Proceeds from borrowing, net of financing costs                                     1,209,000                      -
Proceeds from exercise of stock options and warrants                               12,320,000             11,144,000
Principal payments                                                                 (2,842,000)              (443,000)
Principal payments of capital lease obligations                                    (8,505,000)              (251,000)
                                                                           -------------------------------------------
Net cash provided by financing activities                                           2,182,000             10,450,000
                                                                           -------------------------------------------
Increase (decrease) in cash and cash equivalents                                  (60,657,000)             4,502,000
Cash and cash equivalents at beginning of period                                   86,685,000             26,161,000
                                                                           -------------------------------------------
Cash and cash equivalents at end of period                                        $26,028,000            $30,663,000
                                                                           ===========================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Cash paid for interest                                                          $  7,609,000           $    122,000
 Income taxes paid                                                                    364,000                919,000

SUPPLEMENTAL SCHEDULE OF NON-CASH  INVESTING
  ACTIVITIES
 Liabilities incurred to acquire fixed assets                                     $20,457,000           $  3,089,000
 Common stock, stock options and warrants issued for
   acquisitions                                                                             -             43,203,000

See accompanying notes.

                        CoreComm Limited and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted by the Company effective January 1, 2001. Management does not anticipate that the adoption of this standard will have a significant effect on results of operations, financial condition or cash flows of the Company.

In January 2000, the Company declared a 3-for-2 stock split by way of a stock dividend, which was paid on February 2, 2000. The condensed consolidated financial statements and the notes thereto give retroactive effect to the stock split.

The shares issuable upon the exercise of stock options, warrants and convertible securities are excluded from the calculation of net loss per share as their effect would be antidilutive.

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

The pro forma unaudited consolidated results of operations for the six months ended June 30, 1999 assuming consummation of the acquisitions as of January 1, 1999 are as follows:

Total revenue                                                       $55,736,000
Net (loss)                                                          (57,511,000)
Basic and diluted net (loss) per share                                    (1.72)

                        CoreComm Limited and Subsidiaries

                                  (Unaudited)

NOTE 2.  ACQUISITIONS (CONTINUED)

A significant component of the pro forma results is associated with the acquisition of certain assets of USN. Although USN quickly developed a large customer list and revenue base in 1997 and 1998, it had difficulties under its previous management providing services, including billing, customer care and other operational areas, and filed for bankruptcy in February 1999. Since the acquisition, we have been focusing on improving these operations, and have been successful in many areas. However, we did not actively continue to sell additional lines in these markets because we were not fully satisfied with the quality of the operations. Consequently, and consistent with our due diligence, transaction structure and purchase price, revenues associated with the USN assets have declined significantly since our acquisition, and additional declines may continue as customers leave or "churn" off the service.

NOTE 3.  PENDING ACQUISITIONS

On March 10, 2000, the Company announced that it had entered into a definitive agreement to acquire ATX Telecommunications Services, Inc. ("ATX"), which is a facilities based CLEC and integrated communications provider serving the Mid-Atlantic states. The Company will pay a total consideration consisting of:
(a) approximately 12.4 million shares of the Company's common stock, (b) $250 million of convertible preferred stock and (c) $150 million in cash, of which up to $110 million, at the Company's option, may be paid in three year senior notes. If senior notes are issued, the principal amount thereof shall be increased by up to $9 million. The convertible preferred stock will pay dividends at 3%, subject to adjustment, and will be convertible into common stock at $44.36 per share if the senior notes are not issued or $32.11 per share, subject to adjustment, if the senior notes are issued. Under the agreement's cap provisions, the shares of common stock to be issued will be reduced if the Company's stock price at closing exceeds $46.38 per share, and the number of common shares underlying the convertible preferred stock will be reduced if the Company's stock price at closing exceeds $44.36 per share. The transaction is subject to regulatory and shareholder approval and other customary closing conditions.

On March 13, 2000, the Company and Voyager.net, Inc. ("Voyager.net") announced a definitive agreement to merge in a stock and cash transaction. Voyager.net is the largest full-service Internet communications company in the Midwest, and is rapidly expanding into Digital Subscriber Line ("DSL") delivery of its services. Under the agreement, Voyager.net shareholders will receive 0.292 shares of the Company's common stock and $3 in cash for each share of Voyager.net common stock (an aggregate of approximately 9.2 million shares and approximately $95 million in cash). Under the agreement's collar provisions, the shares of common stock issued will be reduced if the Company's stock price at closing exceeds $56.97 per share, and increased if the Company's common stock price at closing is below $41.17 per share. If the Company's stock price at closing is below $33.03 per share, there would be no further adjustment to the number of shares of the Company's common stock issued and Voyager.net would have the right to terminate the transaction, subject to the Company's right to adjust further the shares issued. The ratio of cash and stock consideration that Voyager.net stockholders are entitled to receive is subject to adjustment if less than 80% of the value of the merger consideration would be in the form of the Company's common stock based on the price prior to closing. Using the closing price of the Company's common stock on August 10, 2000 of $11.81, Voyager.net shareholders would receive 0.4943 shares of the Company's common stock and $1.46 in cash for each share of Voyager.net common stock (an

                        CoreComm Limited and Subsidiaries

                                  (Unaudited)

NOTE 3.  PENDING ACQUISITIONS (CONTINUED)

aggregate of approximately 15.6 million shares of the Company's common stock and approximately $46.2 million in cash). The transaction is subject to shareholder approval and other customary closing conditions. Holders of over a majority of the voting shares of Voyager.net have entered into an agreement with the Company to vote in favor of the transaction.

NOTE 4.  FIXED ASSETS

Fixed assets consist of:


                                                                             JUNE 30,             DECEMBER 31,
                                                                              2000                    1999
                                                                    ---------------------------------------------
                                                                          (unaudited)
Operating equipment                                                        $ 66,993,000           $ 50,290,000
Computer hardware and software                                               28,354,000             17,455,000
Other equipment                                                              20,615,000              9,300,000
Construction-in-progress                                                     16,821,000             24,681,000
                                                                    ---------------------------------------------
                                                                            132,783,000            101,726,000
Accumulated depreciation                                                    (23,044,000)           (11,107,000)
                                                                    ---------------------------------------------
                                                                           $109,739,000           $ 90,619,000
                                                                    =============================================



NOTE 5.  ACCRUED EXPENSES

Accrued expenses consist of:

                                                                           JUNE 30,             DECEMBER 31,
                                                                              2000                    1999
                                                                    ---------------------------------------------
                                                                          (unaudited)
Payroll and related                                                        $  2,966,000           $  2,903,000
Taxes, including income taxes                                                 6,270,000              6,089,000
Accrued equipment purchases                                                  20,370,000             13,455,000
Toll and interconnect                                                        11,686,000                637,000
Other                                                                        13,066,000              9,131,000
                                                                    ---------------------------------------------
                                                                            $54,358,000            $32,215,000
                                                                    =============================================


                        CoreComm Limited and Subsidiaries

                                  (Unaudited)

NOTE 6.  NOTES PAYABLE

Notes payable consist of:


                                                                            JUNE 30,           DECEMBER 31,
                                                                              2000                 1999
                                                                     -------------------------------------------
                                                                          (unaudited)
6% Convertible Subordinated Notes                                           $175,000,000         $175,000,000
Working capital promissory note, interest at 8.5%                              2,303,000            3,077,000
Note payable for equipment, interest at 12.75%                                 5,551,000            6,238,000
Other                                                                            222,000              283,000
                                                                     -------------------------------------------
                                                                             183,076,000          184,598,000
Less current portion                                                           6,223,000            5,280,000
                                                                     -------------------------------------------
                                                                            $176,853,000         $179,318,000
                                                                     ===========================================




NOTE 7.  RELATED PARTY TRANSACTIONS

Some of the officers and directors of the Company are also officers or directors of NTL Incorporated ("NTL"). NTL provides the Company with management, financial, legal and technical services, access to office space and equipment and use of supplies. Amounts charged to the Company by NTL consist of salaries and direct costs allocated to the Company where identifiable, and a percentage of the portion of NTL's corporate overhead which cannot be specifically allocated to NTL (which is agreed upon by the Board of Directors of NTL and the Company). It is not practicable to determine the amounts of these expenses that would have been incurred had the Company operated as an unaffiliated entity. In the opinion of management, this allocation method is reasonable. For the six months ended June 30, 2000 and 1999, NTL charged the Company $649,000 and $817,000, respectively, which is included in corporate expenses.

The Company provides NTL with access to office space and equipment and the use of supplies. In the fourth quarter of 1999, the Company began charging NTL a percentage of the Company's office rent and supplies expense. It is not practicable to determine the amounts of these expenses that would have been incurred had the Company operated as an unaffiliated entity. In the opinion of management, this allocation method is reasonable. For the six months ended June 30, 2000, the Company charged NTL $123,000, which reduced corporate expenses.

A subsidiary of the Company provides billing and software development services to subsidiaries of NTL. The Company charges an amount in excess of its costs to provide these services. General and administrative expenses were reduced by $468,000 and $346,000 for the six months ended June 30, 2000 and 1999, respectively, as a result of these charges.

                       CoreComm Limited and Subsidiaries

                                  (Unaudited)

NOTE 8.  NONRECURRING CHARGES

Nonrecurring charges of $1,018,000 in the six months ended June 30, 2000 are for restructuring costs relating to the Company's announcement in March 2000 of a reorganization of certain of its operations. The original charge consisted of employee severance and related costs of $580,000 for approximately 70 employees to be terminated, primarily from the sales and customer operations departments, formerly within USN, and lease exit costs of $846,000. As of June 30, 2000, $441,000 of the provision had been used, including $164,000 for employee severance and related costs and $277,000 for lease exit costs. As of June 30, 2000, $408,000 of the provision had been reversed, including $165,000 due to a reduction in the number of employees who will receive severance payments and $243,000 due to a reduction in the number of facilities to be closed. As of June 30, 2000, none of the employees to be terminated remain with the Company. The provision for severance and related costs will be used in 2000 and the provision for leases will be used through 2003.

NOTE 9.  NON-CASH COMPENSATION

In April 2000, the Compensation and Option Committee of the Board of Directors approved the issuance of options to purchase approximately 2.7 million shares of the Company's common stock to various employees at an exercise price which was less than the fair market value of the Company's common stock on the date of the grant. In accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," in April 2000, the Company recorded a non-cash compensation expense of approximately $29.0 million and a non-cash deferred expense of approximately $31.3 million. In the three months ended June 30, 2000, $3.2 million of the deferred non-cash compensation was charged to expense. The Company will charge the deferred expense to non-cash compensation expense over the vesting period of the stock options as follows: $6.5 million in 2000, $12.9 million in 2001, $7.5 million in 2002 and $1.2 million in 2003.

NOTE 10. COMMITMENTS AND CONTINGENT LIABILITIES

As of June 30, 2000, the Company had purchase commitments of approximately $34,000,000 outstanding.

The Company is involved in various disputes arising in the ordinary course of its business, which may result in pending or threatened litigation. None of these matters are expected to have a material adverse effect on the Company's financial position, results of operations or cash flows.

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

A significant component of the results since May 1999 is associated with the acquisition of certain assets of USN. Although USN quickly developed a large customer list and revenue base in 1997 and 1998, it had difficulties under its previous management providing services, including billing, customer care and other operational areas, and filed for bankruptcy in February 1999. Since the acquisition, we have been focusing on improving these operations, and have been successful in many areas. However, we did not actively continue to sell additional lines in these markets because we were not fully satisfied with the quality of the operations. Consequently, and consistent with our due diligence, transaction structure and purchase price, revenues associated with the USN assets have declined significantly since our acquisition, and additional declines may continue as customers leave or "churn" off the service.

Three Months Ended June 30, 2000 and 1999
-----------------------------------------
The increase in revenues to $19,397,000 from $12,436,000 is primarily due to acquisitions in 1999. The remainder of the increase is due to an increase in customers, offset by the decline in prepaid cellular debit card and cellular long distance revenues as a result of our termination of these services in the third quarter of 1999. We had revenues of $811,000 in the three months ended June 30, 1999 from the provision of these services.

Operating costs increased to $27,854,000 from $11,302,000 as a result of an increase in the fixed component of operating expenses due to our migration to a facilities-based infrastructure. Operating costs as a percentage of revenues is expected to remain higher than 1999 levels until customer and revenue growth exceeds the increase in facilities-based infrastructure costs. In the three months ended June 30, 1999, operating costs included $663,000 related to the prepaid cellular debit card and cellular long distance services.

Selling, general and administrative expenses increased to $27,988,000 from $13,736,000 primarily due to increases in selling and marketing costs and customer service costs. These costs are expected to increase in the foreseeable future as we grow our operations and customer base.

Corporate expenses include the costs of our officers and headquarters staff, the costs of operating the headquarters and costs incurred for strategic planning and evaluation of business opportunities. Corporate expenses were $2,800,000 in 2000 and $1,851,000 in 1999.

                       CoreComm Limited and Subsidiaries



In April 2000, the Compensation and Option Committee of the Board of Directors approved the issuance of options to purchase approximately 2.7 million shares of the Company's common stock to various employees at an exercise price which was less than the fair market value of the Company's common stock on the date of the grant. In accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," in April 2000, the Company recorded a non-cash compensation expense of approximately $29.0 million and a non-cash deferred expense of approximately $31.3 million. In the three months ended June 30, 2000, $3.2 million of the deferred non-cash compensation was charged to expense. The Company will charge the deferred expense to non-cash compensation expense over the vesting period of the stock options as follows: $6.5 million in 2000, $12.9 million in 2001, $7.5 million in 2002 and $1.2 million in 2003.

Nonrecurring charges of $1,018,000 in the six months ended June 30, 2000 are for restructuring costs relating to the Company's announcement in March 2000 of a reorganization of certain of its operations. The original charge consisted of employee severance and related costs of $580,000 for approximately 70 employees to be terminated, primarily from the sales and customer operations departments, formerly within USN, and lease exit costs of $846,000. As of June 30, 2000, $441,000 of the provision had been used, including $164,000 for employee severance and related costs and $277,000 for lease exit costs. As of June 30, 2000, $408,000 of the provision had been reversed, including $165,000 due to a reduction in the number of employees who will receive severance payments and $243,000 due to a reduction in the number of facilities to be closed. As of June 30, 2000, none of the employees to be terminated remain with the Company. The provision for severance and related costs will be used in 2000 and the provision for leases will be used through 2003.

Depreciation expense increased to $6,891,000 from $1,282,000 as a result of an increase in fixed assets partially through acquisitions in 1999.

Amortization expense increased to $3,165,000 from $1,021,000 due to the amortization of goodwill and other intangibles from the acquisitions in 1999.

Interest income and other, net, increased to $1,681,000 from $1,306,000 primarily due to interest income on the Company's cash, cash equivalents and marketable securities.

Interest expense increased to $3,725,000 from $204,000 primarily due to interest on the 6% Convertible Subordinated Notes issued in October 1999 and interest on notes payable and capital leases of acquired businesses.

The income tax provision of $67,000 and $400,000 in 2000 and 1999, respectively, is for state and local income tax.

Six Months Ended June 30, 2000 and 1999
---------------------------------------
The increase in revenues to $38,356,000 from $16,032,000 is primarily due to acquisitions in 1999. The remainder of the increase is due to an increase in customers, offset by the decline in prepaid cellular debit card and cellular long distance revenues as a result of our termination of these services in the third quarter of 1999. We had revenues of $1,898,000 in the six months ended June 30, 1999 from the provision of these services.

                       CoreComm Limited and Subsidiaries


Operating costs increased to $51,700,000 from $14,150,000 as a result of an increase in the fixed component of operating expenses due to our migration to a facilities-based infrastructure. Operating costs as a percentage of revenues is expected to remain higher than 1999 levels until customer and revenue growth exceeds the increase in facilities-based infrastructure costs. In the six months ended June 30, 1999, operating costs included $1,553,000 related to the prepaid cellular debit card and cellular long distance services.

Selling, general and administrative expenses increased to $48,921,000 from $19,520,000 primarily due to increases in selling and marketing costs and customer service costs. These costs are expected to increase in the foreseeable future as we grow our operations and customer base.

Corporate expenses include the costs of our officers and headquarters staff, the costs of operating the headquarters and costs incurred for strategic planning and evaluation of business opportunities. Corporate expenses were $5,196,000 in 2000 and $4,143,000 in 1999.

In April 2000, the Compensation and Option Committee of the Board of Directors approved the issuance of options to purchase approximately 2.7 million shares of the Company's common stock to various employees at an exercise price which was less than the fair market value of the Company's common stock on the date of the grant. In accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," in April 2000, the Company recorded a non-cash compensation expense of approximately $29.0 million and a non-cash deferred expense of approximately $31.3 million. In the three months ended June 30, 2000, $3.2 million of the deferred non-cash compensation was charged to expense. The Company will charge the deferred expense to non-cash compensation expense over the vesting period of the stock options as follows: $6.5 million in 2000, $12.9 million in 2001, $7.5 million in 2002 and $1.2 million in 2003.

Nonrecurring charges of $1,018,000 in the six months ended June 30, 2000 are for restructuring costs relating to the Company's announcement in March 2000 of a reorganization of certain of its operations. The original charge consisted of employee severance and related costs of $580,000 for approximately 70 employees to be terminated, primarily from the sales and customer operations departments, formerly within USN, and lease exit costs of $846,000. As of June 30, 2000, $441,000 of the provision had been used, including $164,000 for employee severance and related costs and $277,000 for lease exit costs. As of June 30, 2000, $408,000 of the provision had been reversed, including $165,000 due to a reduction in the number of employees who will receive severance payments and $243,000 due to a reduction in the number of facilities to be closed. As of June 30, 2000, none of the employees to be terminated remain with the Company. The provision for severance and related costs will be used in 2000 and the provision for leases will be used through 2003.

Depreciation expense increased to $12,105,000 from $1,710,000 as a result of an increase in fixed assets, partially through acquisitions in 1999.

Amortization expense increased to $6,335,000 from $1,172,000 due to the amortization of goodwill and other intangibles from the acquisitions in 1999.

Interest income and other, net, increased to $3,850,000 from $2,870,000 primarily due to interest income on the Company's cash, cash equivalents and marketable securities.

                       CoreComm Limited and Subsidiaries



Interest expense increased to $7,534,000 from $218,000 primarily due to interest on the 6% Convertible Subordinated Notes issued in October 1999 and interest on notes payable and capital leases of acquired businesses.

The income tax provision of $272,000 and $565,000 in 2000 and 1999, respectively, is for state and local income tax.

                         LIQUIDITY AND CAPITAL RESOURCES

We will require significant resources to fund the construction of our facilities-based network, develop and expand our existing businesses and fund near term operating losses and debt service. In addition, we will require resources to finance the cash consideration to complete our proposed acquisitions of ATX and Voyager.net. We intend to use cash and securities on hand of $84.2 million at June 30, 2000 to meet a portion of these requirements. We require additional financing to fund our planned operations, capital expenditures and acquisitions.

We have recently obtained commitments for $310 million of financing, in the form of a commitment for a fully underwritten $150 million senior secured bank facility, $110 million of Senior Notes to be issued to the ATX shareholders as a replacement for cash consideration, and a $50 million commitment for Convertible Preferred Stock. The completion of these financings are subject to obtaining approximately $50 Million of financing on terms that would be subordinated to the bank facility, completion of definitive documentation and customary and other final closing conditions, including, in certain cases, the completion of the acquisitions of ATX and Voyager.net. We expect to complete all of these conditions in the next several weeks.

Our ability to raise additional capital in the future will be dependent on a number of factors, such as general economic and market conditions, which are beyond our control. If we are unable to obtain additional financing or to obtain it on favorable terms, we may be required to delay the construction of our Smart LEC (Local Exchange Carrier) network, forego attractive business opportunities, or take other actions which could adversely affect our business, results of operations and financial condition.

Acquisitions. In May 1999, we acquired MegsINet and the CLEC assets of USN Communications. The USN acquisition includes a potential contingent payment to be paid in September 2000, which is capped at $58.6 million. The contingent payment is payable only if the USN assets meet or exceed operating performance thresholds. We have submitted a written notice to the regulatory trustee for USN that no contingent payment is due to USN. A representative of the trustee is currently auditing the information contained in our written notice.

On March 10, 2000, we announced that the Company had entered into a definitive agreement to acquire ATX Telecommunications Services, Inc. and on March 13, 2000, the Company and Voyager.net, Inc. announced a definitive agreement to merge in a stock and cash transaction. Assuming the issuance of the Senior Notes, we will require $40 million in cash for the ATX acquisition and approximately $46.2 million in cash for the Voyager.net merger based on CoreComm's closing stock price of $11.81 per share on August 10, 2000, as well as cash for the payment of indebtedness under the Voyager credit agreement (as of August 10, 2000, the amount was approximately $23.8 million). In addition, we will issue senior notes and new shares of convertible preferred stock and common stock to the shareholders of ATX, and new shares of common stock to the shareholders of Voyager.net. In the future, we plan to make further appropriate acquisitions which may require significant acquisition related and capital expenditures.

                       CoreComm Limited and Subsidiaries


Historical Uses of Cash. For the six months ended June 30, 2000, cash used in operating activities increased to $60,282,000 from $18,468,000 in the six months ended June 30, 1999 primarily due to the increase in the net loss to $123,061,000 from $22,576,000.

For the six months ended June 30, 2000, cash used to purchase fixed assets increased to $35,681,000 from $7,255,000 in the six months ended June 30, 1999.

Proceeds from borrowings, net of financing costs, of $1,209,000 is from additions to the note payable for equipment.

Network Construction. We intend to significantly expand our telecommunications infrastructure in the United States over the next several years. We have installed switches and other facilities, and we are in the process of installing additional switches, Internet points-of-presence, and other telecommunications facilities in many states. The anticipated amount of such expenditures in the future will be related to the number of new markets entered, the speed and location of equipment deployment, the timing and integration of acquisitions, as well as the mix of resold vs. facilities-based services.

We have deployed our Smart LEC facilities in Columbus, Ohio, Cleveland, Ohio, Chicago, Illinois and Detroit, Michigan and are currently developing two additional markets: New York, New York, and Boston, Massachusetts. These six markets comprise approximately 18 million total access lines. In connection with these markets, we are in the process of establishing collocation facilities in approximately 135 Incumbent Local Exchange Carrier ("ILEC") central offices. We have also identified approximately 30 additional markets where we intend to deploy our Smart LEC network in 2001-2003.

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

In addition to the financing sources described above, we are currently negotiating with equipment manufacturers, including Cisco Systems, Inc., Lucent Technologies, Inc. and others to provide us with additional vendor financing. In the aggregate, such financings are anticipated to be significant. We are presently in the process of negotiating terms for these transactions. However, until definitive agreements are reached with each vendor, we cannot be certain that the proposed financings will occur, that the terms will not change or that any alternative financing on terms satisfactory to us will be available.

                       CoreComm Limited and Subsidiaries





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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

Certain statements contained herein constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. When used herein, the words, "believe," "anticipate," "should," "intend," "plan," "will," "expects," "estimates," "projects," "positioned," "strategy," and similar expressions identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from those contemplated, projected, forecasted, estimated or budgeted, whether expressed or implied, by such forward-looking statements. Such factors include the following: general economic and business conditions, industry trends, the Company's ability to continue to design and build its network, install facilities, obtain and maintain any required government licenses or approvals and finance construction and development, all in a timely manner, at reasonable costs and on satisfactory terms and conditions, as well as assumptions about customer acceptance, churn rates, overall market penetration and competition from providers of alternative services, the impact of new business opportunities requiring significant up-front investment, and availability, terms and deployment of capital.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk.

There have been no material changes in the reported market risks since the end of the most recent fiscal year.

                       CoreComm Limited and Subsidiaries



PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 31, 2000, the Company held its annual meeting of stockholders. The following management proposals were adopted: (i) the reelection of two directors to the Board of Directors, (ii) the ratification of the adoption of the CoreComm Limited 1999 Stock Option Plan, (iii) the ratification of the adoption of the CoreComm Limited 2000 Stock Option Plan and (iv) the ratification of the selection of Ernst & Young LLP as the Company's independent auditors for 2000. The stockholders approved the election of George S. Blumenthal by a vote of 36,715,522 shares in favor and 43,085 shares withheld from voting. The stockholders approved the election of Barclay Knapp by a vote of 36,715,522 shares in favor and 43,085 shares withheld from voting. The stockholders approved the second proposal by a vote of 22,609,009 shares in favor, 4,928,858 shares against and 207,105 shares abstaining from voting. The stockholders approved the third proposal by a vote of 22,623,638 shares in favor, 4,914,284 shares against and 207,050 shares abstaining from voting. The stockholders approved the fourth proposal by a vote of 36,753,265 shares in favor, 2,087 shares against and 2,535 shares abstaining from voting.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Exhibits.

         27. Financial Data Schedule

   (b)   Reports on Form 8-K.

         During the quarter ended June 30, 2000, the Company filed a current report on Form 8-K, dated May 31, 2000 (filed June 1, 2000), reporting under Item 5, Other Events, that the Company announced the formation of a new subsidiary, tentatively named CoreComm FiberCo. No financial statements were filed with this report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CORECOMM LIMITED

Date:    August 10, 2000           By: /s/ Barclay Knapp
                                       -------------------------
                                       Barclay Knapp
                                       President, Chief Executive Officer and
                                       Chief Financial Officer

Date:    August 10, 2000           By: /s/ Gregg N. Gorelick
                                       --------------------------
                                       Gregg N. Gorelick
                                       Vice President-Controller and Treasurer
                                       (Principal Accounting Officer)